Form 10QSB
period 2008-03-31
WESTMOUNTAIN INDEX ADVISOR INC
filed 2008-05-09
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2008

Commission File No. 0-53028

WESTMOUNTAIN INDEX ADVISOR, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1315498
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

103 West Mountain
Fort Collins, Colorado	80524
(Address of principal executive offices)	(zip code)

 (970) 530-0325
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]  No [X]

As of  May 1, 2008, registrant had outstanding 9,063,250 shares of the registrant’s common stock.  The securities of this Company do not currently trade in a public market.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

FORM 10-QSB
West Mountain Index Advisor, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Index Advisor, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Index Advisory, Inc.
(A Development Stage Company)
Balance Sheet
March 31, 2008
(unaudited)

Assets
Cash and cash equivalents	$9,976
Certificates of deposit	300,000
Prepaid expenses	4,014
Property and equipment, net	7,600

Total assets	$321,590

Liabilities and Shareholders' Equity
Liabilities
Related accounts payable	$81
Accrued liabilities	6,500

Total liabilities	6,581

Shareholders' equity
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,013
9,013,250 shares issued and outstanding
Additional paid-in-capital	357,452
Deficit accumulated during development stage	(51,456)

Total shareholders' equity	315,009

Total liabilities and shareholders' equity	$321,590

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisory, Inc.
(A Development Stage Company)
Statements of Operations
					October 18, 2007
					(Inception)
	For the quarter ended				Through
	March 31,				March 31,
	2008		2007		2008

Operating expenses:
Selling, general and administrative		$22,080		$-	$51,456

Total operating expenses		22,080		-	51,456

Loss before income taxes		(22,080)		-	(51,456)

Provision for income taxes		0		-	0

Net loss		$(22,080)		$-	$(51,456)

Basic and diluted loss per share	$	(0.00)	$	(0.00)

Basic and diluted weighted average common
shares outstanding		9,013,250

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisory, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period ended March 31, 2008
(unaudited)

	Preferred Stock		Common Stock			Deficit Accumulated
					Additional	During
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Development Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	290,000	290	-	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	235,000	235	2,115	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	8,050,000	8,050	311,950	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	438,250	438	43,387	-	43,825

Net loss, October 18, 2007 (inception) through
December 31, 2007	-	-	-	-	-	(29,376)	(29,376)

Balance at December 31, 2007			9,013,250	9,013	357,452	(29,376)	337,089

Net loss, for the period ended
March 31, 2008	-	-	-	-	-	(22,080)	(22,080)

Balance at March 31, 2008	-	$-	9,013,250	$9,013	$357,452	$(51,456)	$315,009

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisory, Inc.
(A Development Stage Company)			October 18,
Statements of Cash Flows			2007
(unaudited)			(Inception)
	For the quarter ended		Through
	March 31		March 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(22,080)	$-	$(51,456)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	712	-	950
Changes in operating assets and operating liabilities:
Prepaid expenses	(144)	-	(4,014)
Accounts payable and accrued liabilities (note 1)	(17,067)	-	6,581

Net cash (used in) operating activities	(38,579)	-	(47,939)

Cash flows from investing activities:
Payments from property and equipment (note 3)	-	-	(8,550)
Payments for certificates of deposit	-	-	(300,000)

Net cash (used in) investing activities	-	-	(308,550)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	366,465

Net cash provided by financing activities	-	-	366,465

Net change in cash	$(38,579)	$-	$9,976

Cash and cash equivalents, beginning of period	48,555	-	-

Cash and cash equivalents, end of period	$9,976	$-	$9,976

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-

Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Financials

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

(2)   Certificates of deposit
In December 2007, the Company invested $300,000 of its current cash into Certificates of deposit with maturities ranging from 5 to 6 months.  At the time of maturity, the Company will evaluate its cash position and determine if the certificates will be renewed.

	Amount	Maturity Date	Interest Rate
Bank A	$200,000	May 2007	4.34%
Bank B	$100,000	June 2007	4.20%

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  As of March 31, 2008 the Company recorded $712 in depreciation expense.  October 18, 2007 (inception) through March 31, 2008 the Company recorded $950 in depreciation expense.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Financials

(4)   Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

(6)    Operating Expenses

The total administrative expense recorded on the financials for the period ending March 31, 2008 was $22,080 and for the period October 18, 2007 (inception) through March 31, 2008 was $51,456.  The majority of these costs were attributable to professional and contract services.

(7)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of March 31, 2008 the Company has $109,976 at risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB.  This item contains forward-looking statements that involve risks and uncertainties.  Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-KSB, Quarterly reports on Form 10-QSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

We are recently formed, have a limited operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in October, 2007. At the present time, we are recently formed and have never been profitable. There can be no guarantee that we will ever be profitable.  We may never become profitable, and, as a result, we could go out of business.

Because we had incurred a loss and have no substantial operations, our accountants have expressed doubts about our ability to continue as a going concern.

     For our audit dated December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of a limited history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. An investor could lose his entire investment.

We have a limited operating history. An investor has no frame of reference to evaluate our future business prospects. This makes it difficult, if not impossible, to evaluate us as an investment. An investor could lose his entire investment if our future business prospects do not result in our ever becoming profitable.

If we do not generate adequate revenues to finance our operations, our business may fail.

             We have not generated revenues from our inception. As of March 31, 2008, we had a cash position of $9,976 and an additional $300,000 in Certificates of deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

Because our business involves the acting as a developer of indexes that allow investors to access specific market niches or sub-markets, we may be required to register as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law. While we believe that we are currently either not an investment company or an investment advisor or are exempt from registration as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law, either the SEC or state regulators, or both, may disagree and could require registration either immediately or at some point in the future. As a result, there could be an increased regulatory burden on us which could negatively affect the price and trading of our securities.

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

*    departures of key personnel.

Of our total outstanding shares as of March 31, 2008, a total of 8,325,000, or approximately 92.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

General

Our plan for the twelve months beginning January 1, 2008 is to make a profit by December 31, 2008. We act as a developer of indexes that allow investors to access specific market niches or sub-markets. We earn income by helping investors identify and access specific market niches or sub-markets using our index products. We will screen investments with emphasis towards finding opportunities with long term potential.

We do not focus on any particular industry but will look at any and all opportunities. We will screen investments with emphasis towards finding opportunities with long term potential.

We will develop a proprietary investment screening process to make our investments.  This process will be based upon the experience of Mr. Klemsz and outside consultants as we develop our company.  This process has not been developed at this time.If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital;
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2008. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

         Our principal business address is 103 West Mountain, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC. that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarters ending March 31, 2008 and from inception through March 31, 2008.  We had no revenues for the quarter ended March 31, 2008 and from inception through March 31, 2008.

Selling, general and administrative costs were $22,080 for the quarter ended March 31, 2008, compared to $51,456 from inception through March 31, 2008.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $22,080 for the three months ended March 31, 2008 compared to a net loss of $51,456 from inception through March 31, 2008.

Liquidity and Capital Resources

Our cash or cash equivalents on March 31, 2008 were $9,976.

Cash flows used in operating activities were $47,939 from our inception on October 18, 2007 through March 31, 2008.

Net cash used in investing activities was $308,550 from our inception on October 18, 2007 through March 31, 2008. We purchased certificates of deposit amounting to $300,000 during this period.

Cash flows provided by financing activities were $366,465 from our inception on October 18, 2007 through March 31, 2008.  These cash flows were all related to sales of stock.

Over the next twelve months we do not expect any material our capital costs in our operations. We plan to buy office equipment to be used in our operations.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Purple, LLC has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

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

Plan of Operation for December 31, 2007 to December 31, 2008

 Our plan for the twelve months beginning January 1, 2008 is to make a profit by December 31, 2008. We act as a developer of indexes that allow investors to access specific market niches or sub-markets. We earn income by helping investors identify and access specific market niches or sub-markets using our index products. We will screen investments with emphasis towards finding opportunities with long term potential.

We do not focus on any particular industry but will look at any and all opportunities. We will screen investments with emphasis towards finding opportunities with long term potential.

We will develop a proprietary investment screening process to make our investments.  This process will be based upon the experience of Mr. Klemsz and outside consultants as we develop our company.  This process has not been developed at this time.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital;
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2008. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

    We operate out of one office in Colorado. We have no specific plans at this point for additional offices.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2008.

WESTMOUNTAIN INDEX ADVISOR, INC. a Colorado corporation

By:	/s/ /s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)