Form 10-Q
period 2008-09-30
WESTMOUNTAIN INDEX ADVISOR INC
filed 2008-11-14
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 15, 2008, was 9,013,250.

FORM 10-Q
West Mountain Index Advisor, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Index Advisor, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Balance Sheets

		December 31,
		2007
	September 30,	(Derived from
	2008	audited
	(unaudited)	statements)
Assets
Cash and cash equivalents	$136,309	$48,555
Certificates of deposit	154,773	300,000
Prepaid expenses	4,159	3,870
Property and equipment, net	6,175	8,312
Total assets	301,416	360,737

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$970	$13,498
Accrued liabilities	2,495	10,150
Total liabilities	3,465	23,648

Shareholders' equity
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,013	9,013
9,013,250 shares issued and outstanding
Additional paid-in-capital	357,452	357,452
Deficit accumulated during development stage	(68,514)	(29,376)
Total shareholders' equity	297,951	337,089
Total liabilities and shareholders' equity	$301,416	$360,737

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					October 18, 2007
					(Inception)
	Three months ended		Nine months ended		Through
	September		September		September 30,
	2008	2007	2008	2007	2008

Operating Expenses
Sales, general and administrative expense	$10,671	$-	$46,328	$-	$75,704
Total operating expenses	10,671	-	46,328	-	75,704

Net loss from operations	(10,671)	-	(46,328)	-	(75,704)

Other income(expense)	1,940	-	7,190	-	7,190
Net loss before income taxes	(8,731)	-	(39,138)	-	(68,514)

Net loss	$(8,731)	$-	$(39,138)	$-	$(68,514)

Basic and diluted loss per share	$(0.00)		$(0.00)

Basic and diluted weighted average common
shares outstanding	9,013,250		9,013,250

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For nine months ended September 30, 2008
(unaudited)
						Deficit
						Accumulated
						Earnings
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-In	Development
	Shares	Value	Shares	Value	Capital	Stage	Total

Balance at December 31, 2007	-	$-	9,013,250	$9,013	$357,452	$(29,376)	$337,089

Net loss, for nine months ending
September 30, 2008	-	-	-	-	-	(39,138)	(39,138)
Balance at September 30, 2008	-	$-	9,013,250	$9,013	$357,452	$(68,514)	$297,951

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			October 13, 2007
	Nine months ended		(Inception) Through
	September		September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(39,138)	$-	$(68,514)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,137	-	2,375
Changes in operating assets and operating liabilities:
Prepaid expenses	(289)	-	(4,159)
Accounts payable and accrued liabilities (note 1)	(20,183)	-	3,465
Net cash (used in) operating activities	(57,473)	-	(66,833)

Cash flows from investing activities:
Payments from property and equipment (note 3)	-	-	(8,550)
Payments for Certificates of deposit	145,227	-	(154,773)
Net cash provided by(used in) operating activities	145,227	-	(163,323)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	366,465
Net cash provided by financing activities	-	-	366,465
Net change in cash	87,754	-	136,309

Cash and cash equivalents, beginning of period	48,555	-	-

Cash and cash equivalents, end of period	$136,309	$-	$136,309

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

(2)   Certificates of deposit

In December 2007, the Company invested $300,000 of current cash into Certificates of deposit with maturities ranging from 3 to 6 months.  In May 2008 the Company re-invested in a 6-month certificate of deposit in the amount of $153,133 with Bank A.  For the quarter ended September 30, 2008 the Company recorded $1,640 in interest income.

		Interest	Maturity	Interest
	Amount	Amount	Date	Rate
Bank A	$153,133	$1,640	Oct 2008	2.40%

In August 2008 the Company re-invested in a 3-month certificate of deposit in the amount of $99,000 with Bank B that has a maturity date of November 2008.  This amount is reported in the cash and cash equivalents line item on the balance sheet.  For the quarter ended September 30, 2008 the Company recorded $298 in interest income.

		Interest	Maturity	Interest
	Amount	Amount	Date	Rate
Bank B	$99,000	$298	Nov 2008	3.54%

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  For the nine months ended September 30, 2008 the Company recorded $2,137 in depreciation expense.  October 18, 2007 (inception) through September 30, 2008 the Company recorded $2,375 in depreciation expense.

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

(6)    Related Parties

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008.  As of September 30, 2008 the Company did not have a balance due to Bohemian Companies, LLC.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Financials

(7)    Operating Expenses

The total administrative expense recorded on the financials for the period ended September 30, 2008 was $10,671 and $46,328 for the nine months ended September 30, 2008 and for the period October 18, 2007 (inception) through September 30, 2008 was $75,704.  The majority of the costs was attributable to professional and contract services.

(8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2008 the Company has $94,284 at risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

Results of Operations

The following discussion involves our results of operations for the quarter ended September 30, 2008 and from inception through September 30, 2008.  We had no revenues for the quarter ended September 30, 2008 and from inception through September 30, 2008.

Selling, general and administrative costs were $10,671 for the quarter ended September 30, 2008, compared to $46,328 for the nine months ended September 30, 2008, and $75,704 from inception through September 30, 2008.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $8,731 for the quarter ended September 30, 2008, compared to a net loss of $39,138 for the nine months ended September 30, 2008, and a net loss of $68,514 from inception through September 30, 2008.

Liquidity and Capital Resources

Our cash or cash equivalents on September 30, 2008 were $136,309.

Cash flows used in operating activities were $57,473 for the nine months ended September 30, 2008, compared to $66,833 from our inception on October 13, 2007 through September 30, 2008.

Net cash provided by investing activities was $145,227 for the nine months ended September 30, 2008, compared net cash used in investing activities of $163,323 from our inception on October 13, 2007 through September 30, 2008. We purchased certificates of deposit during this period.

Cash flows provided by financing activities were $-0- for the nine months ended September 30, 2008, compared to $366,465 from our inception on October 13, 2007 through September 30, 2008.  These cash flows were all related to sales of stock.

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

             We have not generated revenues from our inception. As of September 30, 2008, we had a cash position of $136,309 and an additional $154,773 in certificates of deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of September 30, 2008, a total of 8,325,000, or approximately 92.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2008.

WEST MOUNTAIN INDEX ADVISOR, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)