Form 10-Q
period 2009-03-31
WESTMOUNTAIN INDEX ADVISOR INC
filed 2009-05-12
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [ ]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, April 1, 2009, was 9,013,250.

FORM 10-Q
West Mountain Index Advisor, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Index Advisor, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Index Advisory, Inc.
(A Development Stage Company)
Condensed Balance Sheets
At March 31, 2009 and December 31, 2008

	March 31,	December 31,
Assets	2009	2008
	(unaudited)	(audited)

Cash and cash equivalents (note 1 & note 8)	$279,498	$154,373
Certificates of deposit (note 2)	-	130,449
Prepaid expenses	3,518	3,196
Property and equipment, net accumulated depreciation	4,750	5,462
of $3,800 (2009) and $3,088 (2008) (note 3)
Total assets	$287,766	$293,480

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$5,230	$511
Accrued liabilities (note 1)	3,285	8,064
Total liabilities	8,515	8,575

Shareholders' equity (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,013	9,013
9,013,250 shares issued and outstanding
Additional paid-in-capital	357,452	357,452
Deficit accumulated during development stage	(87,214)	(81,560)
Total shareholders' equity	279,251	284,905
Total liabilities and shareholders' equity	$287,766	$293,480

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Index Advisory, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the quarters ended March 31, 2009 and 2008 and for the
period October 18, 2007 (inception) through March 31, 2009
(unaudited)
			October 18, 2007
	For the Quarter Ended March 31,		(Inception) through March 31,
	2009	2008	2009

Operating Expenses (note 7)
Sales, general and administrative expense	$6,889	$22,080	$97,125
Total sales, general and administrative expenses	6,889	22,080	97,125

Net loss from operations	(6,889)	(22,080)	(97,125)

Other income/(expense)
Interest income	1,235	-	9,911
Net loss before income taxes	(5,654)	(22,080)	(87,214)

Net loss	$(5,654)	$(22,080)	$(87,214)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,013,250	9,013,250

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Index Advisory, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity
For the period from December 31, 2007 to March 31, 2009
(unaudited)
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total

Balance at December 31, 2007	-	$-	9,013,250	$9,013	$357,452	$(29,376)	$337,089

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(52,184)	(52,184)

Balance at December 31, 2008	-	$-	9,013,250	$9,013	$357,452	$(81,560)	$284,905

Net loss, for the quarter ended
March 31, 2009	-	-	-	-	-	(5,654)	(5,654)

Balance at March 31, 2009	-	$-	9,013,250	$9,013	$357,452	$(87,214)	$279,251

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Index Advisory, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the quarters ended March 31, 2009 and 2008 and for the
period October 18, 2007 (inception) through March 31, 2009
			October 18, 2007
	For the Quarter Ended March 31,		(Inception) through March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(5,654)	$(22,080)	$(87,214)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	712	712	3,800
Changes in operating assets and operating liabilities:
Prepaid expenses	(322)	(144)	(3,518)
Accounts payable and accrued liabilities (note 1)	(60)	(17,067)	8,515
Net cash (used in) operating activities	(5,324)	(38,579)	(78,417)

Cash flows from investing activities:
Payments from property and equipment (note 3)	-	-	(8,550)
Payments for Certificates of deposit (note 2)	130,449	-	-
Net cash provided by (used in) investing activities	130,449	-	(8,550)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	366,465
Net cash provided by financing activities	-	-	366,465
Net change in cash	125,125	(38,579)	279,498

Cash and cash equivalents, beginning of period	154,373	48,555	-

Cash and cash equivalents, end of period	$279,498	$9,976	$279,498

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Index Advisor, Inc. was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  The Company’s plan is to act as an acquirer of real estate assets that are being sold at a discount to the original purchase price.

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

(2)   Certificates of deposit

In December 2007, the Company invested $200,000, with Bank A, of current cash into a Certificate of deposit that matured in May 08.   In May 2008 the Company re-invested in a 6-month certificate of deposit and then again in October 2008 in the amount of $130,000.  For the quarter ended March 31, 2009 the Company recorded $671 in interest income from Bank A.  As certificate of deposit is highly liquid with an original maturity of 3 months or less it is considered by the Company to be a cash equivalent at March 31, 2009.

In December 2007, the Company invested $100,000, with Bank B, of current cash into a Certificate of deposit that matured in June 08.   Upon maturity of the Certificate of deposit the money was withdrawn and transfer to Bank C.  The Company recorded $-0- in interest income through March 31, 2009 from Bank B.

In August 2008 the Company invested $99,000 in a 3-month certificate of deposit with Bank C.  In November 2008 we re-invested in a 3 month certificate of deposit that matured in February 2009. The Company re-invested in a 3 month certificate of deposit that matures May 2009.  For the quarter ended March 31, 2009 the Company recorded $560 in interest income from Bank C.  As certificate of deposit is highly liquid with an original maturity of 3 months or less it is considered by the Company to be a cash equivalent at March 31, 2009.

As of March 31, 2009 the Certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate
Bank A	$131,120	$671	Apr 2009	2.08%

Bank B	$-0-	$-0-	June 2008

Bank C	$100,590	$560	May 2009	2.50%

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

 (3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  For the quarter ended March 31, 2009 the Company recorded $712 in depreciation expense.  October 18, 2007 (inception) through March 31, 2009 the Company recorded $3,800 in depreciation expense.

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

A total of 9,013,250 shares were issued for a total cash price of $366,465.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of March 31, 2009 the common stock issued and outstanding at par is $9,013 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $357,452.

On April 9, 2008 the Company issued 50,000 shares of common stock in exchange for services that were to be provided for the Company.  Subsequent to the issuance of these shares the service agreement was terminated and the shares have been cancelled.  This transaction is not reflected on the financial statements.

(6)    Related Parties

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ended March 31, 2009 and $9,000 for the quarter ended March 31, 2008.  As of March 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ended March 31, 2009 was $6,889 and for the period October 18, 2007 (inception) through March 31, 2009 was $97,125.  The majority of the costs was attributable to professional and contract services.

(8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of March 31, 2009 the Company has $-0- at risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC. that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC.  This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ended March 31, 2009 and $9,000 for the quarter ended March 31, 2008.  As of March 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2009, for the quarter ended March 31, 2008 and from inception through March 31, 2009.  We had no revenues for the quarter ended March 31, 2009 and from inception through March 31, 2009.

Operating expenses, consisting primarily of selling, general and administrative costs were $6,889 for the quarter ended March 31, 2009, compared to $22,080 for the quarter ended March 31, 2008, and $97,125 from inception through March 31, 2009.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $5,654 for the quarter ended March 31, 2009, compared to $22,080 for the quarter ended March 31, 2008 and  a net loss of $87,214 from inception through March 31, 2009.

Liquidity and Capital Resources

Our cash or cash equivalents on March 31, 2009 were $279,498                .

Cash flows used in operating activities were $5,324 for the three months ended March 31, 2009, compared to $38,579 for the three months ended March 31, 2008. We had $78,417 from our inception on October 18, 2007 through March 31, 2009.

Net cash provided investing activities was $130,449 for the three months ended March 31, 2009, compared to $-0- for the three months ended March 31, 2008. Net cash used in investing activities was $8,550 from our inception on October 18, 2007 through March 31, 2009.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2009 and March 31, 2008.  We had $366,465 provided by financing activities for the period from our inception on October 18, 2007 through March 31, 2009. These cash flows were all related to sales of stock.

Over the next twelve months we do not expect any material our capital costs in our operations. We plan to buy office equipment to be used in our operations.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Purple, LLC has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

Plan of Operation for January 1, 2009 to December 31, 2009

 Our plan for the twelve months beginning January 1, 2009 is to make a profit by December 31, 2009. We act as a developer of indexes that allow investors to access specific market niches or sub-markets. We earn income by helping investors identify and access specific market niches or sub-markets using our index products. We will screen investments with emphasis towards finding opportunities with long term potential.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Recently Issued Accounting Pronouncements

               In February 2007, the FASB issued FASB Statement 159-The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No 115.  This allows a company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on the elected items will be reported at each subsequent reporting date.  The Company’s fees that are recognized on a monthly basis will depend on the fair market valuation of the assets that are being managed for other companies.  The adoption of this valuation method has not had an impact on the revenue reported in the Company condensed financial statements.

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

Because we had incurred a loss and have limited current operations, our accountants have expressed doubts about our ability to continue as a going concern.

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

             We have not generated revenues from our inception. As of March 31, 2009, we had a cash position of $279,498.  We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of March 31, 2009, a total of 8,325,000, or approximately 92.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2009.

WEST MOUNTAIN INDEX ADVISOR, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)