Form 10-Q
period 2009-06-30
WESTMOUNTAIN INDEX ADVISOR INC
filed 2009-08-13
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2009

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, August 1, 2009, was 9,013,250.

FORM 10-Q
West Mountain Index Advisor, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited) at June 30, 2009 and December 31, 2008	3
Condensed Statements of Operations (Unaudited) for the quarters ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008 and for the period October 18, 2007 (inception) through June 30, 2009	4
Condensed Statement of Shareholders’ Equity (Unaudited) for the period from December 31, 2007 through June 30, 2009	5
Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008 and for the period October 18, 2007 (inception) through June 30, 2009	6
Notes to the Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Item 4T. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Index Advisor, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Condensed Balance Sheets
At June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Cash and cash equivalents (note 1 & note 8)	$130,713	$154,373
Certificates of deposit (note 2)	131,602	130,449
Prepaid expenses	4,216	3,196
Property and equipment, net accumulated depreciation	4,037	5,462
of $4,513 (2009) and $3,088 (2008) (note 3)
Total assets	$270,568	$293,480

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$-	$511
Accrued liabilities (note 1)	3,285	8,064
Total liabilities	3,285	8,575

Shareholders' equity (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,013	9,013
9,013,250 shares issued and outstanding
Additional paid-in-capital	357,452	357,452
Deficit accumulated during development stage	(99,182)	(81,560)
Total shareholders' equity	267,283	284,905
Total liabilities and shareholders' equity	$270,568	$293,480

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008 and for the
period October 18, 2007 (inception) through June 30, 2009
(unaudited)

					October 18, 2007
	For the three months ended		For the six months ended		(Inception)
	June 30,		June 30,		through June 30,
	2009	2008	2009	2008	2009

Operating Expenses (note 7)
Sales, general and administrative expense	$13,249	$13,576	$20,138	$35,656	$110,374
Total sales, general and administrative expenses	13,249	13,576	20,138	35,656	110,374

Net loss from operations	(13,249)	(13,576)	(20,138)	(35,656)	(110,374)

Other income/(expense)
Interest income	1,281	5,250	2,516	5,250	11,192
Net loss before income taxes	(11,968)	(8,326)	(17,622)	(30,406)	(99,182)

Net loss	$(11,968)	$(8,326)	$(17,622)	$(30,406)	$(99,182)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,013,250	9,013,250	9,013,250	9,013,250

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity
For the period from December 31, 2007 to June 30, 2009
(unaudited)
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at December 31, 2007	-	$-	9,013,250	$9,013	$357,452	$(29,376)	$337,089

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(52,184)	(52,184)

Balance at December 31, 2008	-	$-	9,013,250	$9,013	$357,452	$(81,560)	$284,905

Net loss, for the six months ended
June 30, 2009	-	-	-	-	-	(17,622)	(17,622)

Balance at June 30, 2009	-	$-	9,013,250	$9,013	$357,452	$(99,182)	$267,283

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the six months ended June 30, 2009 and 2008 and for the
period October 18, 2007 (inception) through June 30, 2009
(unaudited)			October 18, 2007
	For the six months ended		(Inception)
	June 30,		through June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(17,622)	$(30,406)	$(99,182)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,425	1,425	4,513
Changes in operating assets and operating liabilities:
Prepaid expenses	(1,020)	595	(4,216)
Accounts payable and accrued liabilities (note 1)	(5,290)	(19,836)	3,285
Net cash (used in) operating activities	(22,507)	(48,222)	(95,600)

Cash flows from investing activities:
Payments from property and equipment (note 3)	-	-	(8,550)
Proceeds from and payments for Certificates of deposit (note 2)	(1,153)	44,750	(131,602)
Net cash (used in) provided by investing activities	(1,153)	44,750	(140,152)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	366,465
Net cash provided by financing activities	-	-	366,465
Net change in cash	(23,660)	(3,472)	130,713

Cash and cash equivalents, beginning of period	154,373	48,555	-

Cash and cash equivalents, end of period	$130,713	$45,083	$130,713

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

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

(2)   Certificates of Deposit

In December 2007, the Company invested $200,000, with Bank A, of current cash into a Certificate of deposit that matured in May 2008.   The Company re-invested in a 6-month certificate of deposit in May 2008, October 2008 in the amount of $130,000 and most recently in April 2009.  For the quarter ended June 30, 2009 the Company recorded $482 in interest income from Bank A.

In December 2007, the Company invested $100,000, with Bank B, of current cash into a Certificate of deposit that matured in June 2008.   Upon maturity of the Certificate of deposit the money was withdrawn and transfer to Bank C.  The Company recorded $-0- in interest income through June 30, 2009 from Bank B.

In August 2008 the Company invested $99,000 in a 3-month certificate of deposit with Bank C.  We have re-invested in three month certificates in November 2008, February 2009 and May 2009.  For the quarter ended June 30, 2009 the Company recorded $796 in interest income from Bank C.  As the certificate of deposit is highly liquid with an original maturity of 3 months or less it is considered by the Company to be a cash equivalent at June 30, 2009.

As of June 30, 2009 the certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate
Bank A	$131,602	$482	Oct 2009	1.15%

Bank B	$-0-	$-0-	June 2008

Bank C	$101,386	$796	August 2009	2.49%

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

 (3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  For the quarter ended June 30, 2009 the Company recorded $712 in depreciation expense and $1,425 for the six month ended June 30, 2009.  October 18, 2007 (inception) through June 30, 2009 the Company recorded $4,513 in depreciation expense.

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

A total of 9,013,250 shares were issued for a total cash price of $366,465.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of June 30, 2009 the common stock issued and outstanding at par is $9,013 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $357,452.

On April 9, 2008 the Company issued 50,000 shares of common stock in exchange for services that were to be provided for the Company.  Subsequent to the issuance of these shares the service agreement was terminated and the shares have been cancelled.  This transaction is not reflected on the financial statements.

(6)    Related Parties

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was initially for the term of one year, ending December 31, 2008, but has been extended and now matures on December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ended June 30, 2009 and $7,000 for the quarter ended June 30, 2008.  As of June 30, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ended June 30, 2009 was $13,249, for the six months ended June 30, 2009 it was $20,138  and for the period October 18, 2007 (inception) through June 30, 2009 it was $110,374.  The majority of the costs was attributable to professional and contract services.

(8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2009 the Company has $-0- at risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

    On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC. who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC.  This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ended June 30, 2009 and $7,000 for the quarter ended June 30, 2008.  As of June 30, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2009, for the quarter ended June 30, 2008 and for the six months ended June 30, 2009 and 2008.  We had no revenues for the quarter ended June 30, 2009 or 2008 or for the six months ended June 30, 2009 and 2008.

Operating expenses, consisting primarily of selling, general and administrative costs were $13,249 for the quarter ended June 30, 2009, compared to $13,576 for the quarter ended June 30, 2008. Selling, general and administrative costs were $20,138 for the six months ended June 30, 2009, compared to $35,656 for the six months ended June 30, 2008. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $11,968 for the quarter ended June 30, 2009, compared to $8,326 for the quarter ended June 30, 2008 We had a net loss of $17,622 for the six months ended June 30, 2009, compared to a net loss of $30,406 for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our cash or cash equivalents on June 30, 2009 were $130,713 which did not include a Certificate of Deposit for an additional amount of $131,602.

Cash flows used in operating activities were $22,507 for the six months ended June 30, 2009, compared to $48,222 for the six months ended June 30, 2008.

Net cash used in investing activities was $1,153 for the six months ended June 30, 2009, compared to $44,750 provided by investing activities for the six months ended June 30, 2008.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2009 and 2008.

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

 We have not generated revenues from our inception. As of June 30, 2009, we had a cash position of $130,713 which did not include a Certificate of Deposit for an additional amount of $131,602.  We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of June 30, 2009, a total of 8,325,000, or approximately 92.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2009.

WEST MOUNTAIN INDEX ADVISOR, INC.,

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)