Form 10-Q
period 2010-03-31
WESTMOUNTAIN INDEX ADVISOR INC
filed 2010-05-21
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X ]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2010, was 9,013,250.

FORM 10-Q
West Mountain Index Advisor, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	Page
Item 1. Financial Statements

Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations (Unaudited) for the three months ended March 31, 2010 and 2009 and for the period October 18, 2007 (inception) through March 31, 2010	4

Statement of Changes in Shareholders’ Equity (Unaudited) for the period October 18, 2007 (inception) through March 31, 2010	5

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2010 and 2009 and for the period October 18, 2007 (inception) through March 31, 2010	6

Notes to the Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

Item 4T. Controls and Procedures	13

PART II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Index Advisor, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Balance Sheets
At March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents (note 1 and note 8)	$19,693	$12,798
Certificates of deposit (note 2)	209,579	224,233
Prepaid expenses	5,357	3,183
Property and equipment, net (note 3)	3,102	2,965
Total assets	$237,731	$243,179

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$6,018	$-
Indebtedness to related parties (note 6)	3,800	800
Accrued liabilities	6,300	12,000
Total liabilities	16,118	12,800

Shareholders' equity: (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,013	9,013
9,013,250 shares issued and outstanding for 2010 and 2009
Additional paid-in-capital	357,452	357,452
Deficit accumulated during development stage	(144,852)	(136,086)
Total shareholders' equity	221,613	230,379
Total liabilities and shareholders' equity	$237,731	$243,179

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Statements of Operations
For the quarters ended March 31, 2010 and 2009 and for the
period October 18, 2007 (inception) through March 31, 2010
(Unaudited)

			October 18, 2007
			(Inception)
	For the quarters ended March 31,		through March 31,
	2010	2009	2010

Operating Expenses (note 7)
Sales, general and administrative expense	$9,124	$6,889	$157,664
Total operating expenses	9,124	6,889	157,664

Net loss from operations	(9,124)	(6,889)	(157,664)

Other income/(expense)
Interest income	358	1,235	12,812
Net loss before income taxes	(8,766)	(5,654)	(144,852)

Provision for income taxes (note 4)	-	-	-

Net loss	$(8,766)	$(5,654)	$(144,852)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,013,250	9,013,250

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period from October 18, 2007 (inception) through March 31, 2010
(Unaudited)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	290,000	290	-	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	235,000	235	2,115	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	8,050,000	8,050	311,950	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	438,250	438	43,387	-	43,825

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	-	9,013,250	9,013	357,452	(29,376)	337,089

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(52,184)	(52,184)

Balance at December 31, 2008	-	-	9,013,250	9,013	357,452	(81,560)	284,905

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,526)	(54,526)

Balance at December 31, 2009	-	-	9,013,250	9,013	357,452	(136,086)	230,379

Net loss, for the quarter ended
March 31, 2010	-	-	-	-	-	(8,766)	(8,766)

Balance at March 31, 2010	-	$0	9,013,250	$9,013	$357,452	$(144,852)	$221,613

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the year ended March 31, 2010 and 2009 and for the
period October 18, 2007 (inception) through March 31, 2010
(unaudited)

			October 18, 2007
			(Inception)
	For the quarters ended March 31,		through March 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(8,766)	$(5,654)	$(144,852)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	798	712	6,784
Changes in operating assets and operating liabilities:
Prepaid expenses	(2,174)	(322)	(5,357)
Accounts payable and accrued liabilities (note 1)	3,318	(60)	16,118
Net cash (used in) operating activities	(6,824)	(5,324)	(127,307)

Cash flows from investing activities:
Purchases of property and equipment (note 3)	(935)	-	(9,886)
Payments for and proceeds from certificates of deposit (note 2)	14,654	130,449	(209,579)
Net cash (used in) provided by investing activities	13,719	130,449	(219,465)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	366,465
Net cash provided by financing activities	-	-	366,465

Net change in cash	6,895	125,125	19,693

Cash and cash equivalents, beginning of period	12,798	154,373	-

Cash and cash equivalents, end of period	$19,693	$279,498	$19,693

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of March 31, 2010 and December 31, 2009 there were no cash equivalents.

(2)   Certificates of Deposit

The company has made it a policy to invest funds over and above the operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.  In June 2008 we switch from Bank B to Bank C.  Currently we have deposit accounts set up in Bank A and Bank C.  Each of the balances is covered through the banks’ FDIC insurance.

As of March 31, 2010 the Certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate

Bank A	132,405	179	Apr-10	0.55%

Bank C	77,174	167	Jul-10	0.50%

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Financials

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  During the third quarter of 2009, we purchased $402 of additional software for our Sarbanes-Oxley software program.  In February 2010 we purchased an additional computer in the amount of $934. The Company recorded depreciation expense of $798 for the quarter ended March 31, 2010 and $712 for the quarter ended March 31, 2009.  Depreciation expense for the period of October 18, 2007 (inception) through March 31, 2010 was $6,784.

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

 There were no changes in common stock and additional paid in capital for the quarters ended March 31, 2010 and 2009.

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

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Financials

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC, to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2010. Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending March 31, 2010 and 2009.  As of March 31, 2010 the Company had a balance due to Bohemian Companies, LLC of $3,000.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Index Advisor, Inc on October 15, 2009, and is considered to be a related party.  As of March 31, 2010 an accrual of $800 has been recorded for unpaid services.

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ended March 31, 2010 was $9,104.  For the quarter ended March 31, 2009 it was $6,889 and for the period October 18, 2007 (inception) through March 31, 2010 it was $157,644.  The majority of the costs was attributable to professional and contract services.

(8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of March 31, 2010 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2010. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

           Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending March 31, 2010.  As of March 31, 2010 the Company had a balance due to Bohemian Companies, LLC of $3,000.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Index Advisor, Inc on October 15, 2009, and is considered to be a related party.  As of March 31, 2010 an accrual of $800 has been recorded for unpaid services.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2010, for the quarter ended March 31, 2009 and from inception through March 31, 2010.  We had no revenues for the quarters ended March 31, 2010 or 2009 and from inception through March 31, 2010.

Operating expenses, consisting primarily of selling, general and administrative costs were $9,124 for the quarter ended March 31, 2010, compared to $6,889 for the quarter ended March 31, 2009, and $157,664 from inception through March 31, 2010.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $8,766 for the quarter ended March 31, 2010, compared to $5,654 for the quarter ended March 31, 2009 and a net loss of $144,852 from inception through March 31, 2010.

Liquidity and Capital Resources

Our cash or cash equivalents on March 31, 2010 were $19,713, compared to cash or cash equivalents on December 31, 2009 of $12,798.

Cash flows used in operating activities were $6,824 for the three months ended March 31, 2010, compared to $5,324 for the three months ended March 31, 2009. We had net cash used in operating activities of $127,307 from our inception on October 18, 2007 through March 31, 2010.

Net cash provided investing activities was $13,719 for the three months ended March 31, 2010, compared to $130,449 for the three months ended March 31, 2009. Net cash used in investing activities was $219,465 from our inception on October 18, 2007 through March 31, 2010.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2010 and March 31, 2009.  We had $366,465 provided by financing activities for the period from our inception on October 18, 2007 through March 31, 2010. These cash flows were all related to sales of stock.

Over the next twelve months we do not expect any material our capital costs in our operations. We plan to buy office equipment to be used in our operations.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Purple, LLC has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

Plan of Operation for January 1, 2010 to December 31, 2010

Our plan for the twelve months beginning January 1, 2010 is to make a profit by December 31, 2010. We act as a developer of indexes that allow investors to access specific market niches or sub-markets. We earn income by helping investors identify and access specific market niches or sub-markets using our index products. We will screen investments with emphasis towards finding opportunities with long term potential.

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
3.	Bring in additional capital that may result in a change of control; or
4.	dentify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2010. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

We adopt changes issued by ASC 855 – “Subsequent Events”, formerly FASB 165, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 15, 2010, which is the date the financial statements were issued.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for us on January 1, 2010. We do not currently anticipate that this ASU will have a material impact on our consolidated financial statements upon adoption.

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

             We have not generated revenues from our inception. As of March 31, 2010, we had a cash position of $19,693 and $209,579 in certificates of deposit.  We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

Our future success depends, in large part, on the continued service of our President and our Treasurer and the continued financing of WestMountain Purple, LLC.

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

Of our total outstanding shares as of March 31, 2010, a total of 8,325,000, or approximately 92.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

     Colorado law provides that our director will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct a director. Our Articles of Incorporation require us to indemnify our director and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our director caused by his negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our director and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 21, 2010.

WEST MOUNTAIN INDEX ADVISOR, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)