Form 10-Q
period 2010-06-30
WESTMOUNTAIN INDEX ADVISOR INC
filed 2010-08-10
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2010

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, June 30, 2010, was 9,013,250.

FORM 10-Q
West Mountain Index Advisor, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations (Unaudited) for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009 and for the period October 18, 2007 (inception) through June 30, 2010	4

Statement of Changes in Shareholders’ Equity (Unaudited) for the period October 18, 2007 (inception) through June 30, 2010	5

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009 and for the period October 18, 2007 (inception) through June 30, 2010	6

Notes to the Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Item 4T. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Index Advisor, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Balance Sheets
At June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents (note 1 and note 8)	$20,763	$12,798
Certificates of deposit (note 2)	189,814	224,233
Prepaid expenses	4,110	3,183
Property and equipment, net (note 3)	2,278	2,965
Total assets	$216,965	$243,179

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$-	$-
Indebtedness to related parties (note 6)	1,400	800
Accrued liabilities	2,700	12,000
Total liabilities	4,100	12,800

Shareholders' equity: (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,013	9,013
9,013,250 shares issued and outstanding for 2010 and 2009
Additional paid-in-capital	357,452	357,452
Deficit accumulated during development stage	(153,600)	(136,086)
Total shareholders' equity	212,865	230,379
Total liabilities and shareholders' equity	$216,965	$243,179

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Statements of Operations
For the quarters ended June 30, 2010 and 2009 and for the
six months ended June 30, 2010 and 2009 and for the
period October 18, 2007 (inception) through June 30, 2010
(Unaudited)

	For the quarters ended June 30,		For the six months ended June 30,		October 18, 2007 (Inception) through June 30,
	2010	2009	2010	2009	2010

Operating Expenses (note 7)
Sales, general and administrative expense	$8,987	$13,249	$18,111	$20,138	$166,651
Total operating expenses	8,987	13,249	18,111	20,138	166,651

Net loss from operations	(8,987)	(13,249)	(18,111)	(20,138)	(166,651)

Other income/(expense)
Interest income	238	1,281	597	2,516	13,051
Net loss before income taxes	(8,749)	(11,968)	(17,514)	(17,622)	(153,600)

Provision for income taxes (note 4)	-	-	-	-	-
Net loss	$(8,749)	$(11,968)	$(17,514)	$(17,622)	$(153,600)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,013,250	9,013,250	9,013,250	9,013,250

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period from October 18, 2007 (inception) through June 30, 2010
(Unaudited)

	Preferred Stock		Common Stock		Additional	Deficit Accumulated During
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Development Stage	Total

Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	290,000	290	-	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	235,000	235	2,115	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	8,050,000	8,050	311,950	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	438,250	438	43,387	-	43,825

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	-	9,013,250	9,013	357,452	(29,376)	337,089

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(52,184)	(52,184)

Balance at December 31, 2008	-	-	9,013,250	9,013	357,452	(81,560)	284,905

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,526)	(54,526)

Balance at December 31, 2009	-	-	9,013,250	9,013	357,452	(136,086)	230,379

Net loss, for the six months ended
June 30, 2010	-	-	-	-	-	(17,514)	(17,514)

Balance at June 30, 2010	-	$0	9,013,250	$9,013	$357,452	$(153,600)	$212,865

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the six months ended June 30, 2010 and 2009 and for the
period October 18, 2007 (inception) through June 30, 2010
(unaudited)

	For the six months ended June 30,		October 18, 2007 (Inception) through June 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(17,514)	$(17,622)	$(153,600)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,622	1,425	7,608
Changes in operating assets and operating liabilities:
Prepaid expenses	(927)	(1,020)	(4,110)
Accounts payable and accrued liabilities (note 1)	(8,700)	(5,290)	4,100
Net cash (used in) operating activities	(25,519)	(22,507)	(146,002)

Cash flows from investing activities:
Purchases of property and equipment (note 3)	(935)	-	(9,886)
Payments for and proceeds from certificates of deposit (note 2)	34,419	(1,153)	(189,814)
Net cash provided by/(used in) provided by investing activities	33,484	(1,153)	(199,700)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	366,465
Net cash provided by financing activities	-	-	366,465

Net change in cash	7,965	(23,660)	20,763

Cash and cash equivalents, beginning of period	12,798	154,373	-

Cash and cash equivalents, end of period	$20,763	$130,713	$20,763

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of June 30, 2010 and December 31, 2009 there were no cash equivalents.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Financials

(2)   Certificates of Deposit

The company has made it a policy to invest funds over and above the operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.  In June 2008 we switch from Bank B to Bank C.  Currently we have deposit accounts set up in Bank A and Bank C.  Each of the balances is covered through the banks’ FDIC insurance.

As of June 30, 2010 the Certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balancee	Earned	Date	Rate

Bank A	112,524	298	Oct-10	0.55%

Bank C	77,290	282	Jul-10	0.50%

 (3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  During the third quarter of 2009 we purchased $402 of additional software for our Sarbanes-Oxley software program.  In February 2010 we purchased an additional computer in the amount of $935. The Company recorded depreciation expense of $824 for the quarter ended June 30, 2010 and $712 for the quarter ended June 30, 2009.  We recorded $1,622 and $1,425 in depreciation expense for the six months ended June 30, 2010 and 2009 respectively. Depreciation expense for the period of November 13, 2007 (inception) through June 30, 2010 was $7,608.

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

 There were no changes in common stock and additional paid in capital for the quarters ended June 30, 2010 and 2009.

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2010. Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending June 30, 2010 and 2009 and $6,000 each for the six months ending June 30, 2010 and 2009.  As of June 30, 2010 the Company had a balance due to Bohemian Companies, LLC of $1,000.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party.  As of June 30, 2010 an accrual of $400 has been recorded for unpaid services.

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ended June 30, 2010 was $8,987.  For the quarter ended June 30, 2009 it was $13,249. For the six months ended June 30, 2010 operating expenses were 18,111 and $20,138 for the six month period ended June 30, 2009.  For the period October 18, 2007 (inception) through June 30, 2010 it was $166,651.  The decrease in services was attributable to professional and contract services.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Financials

(8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2010 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices on an monthly basis from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending June 30, 2010 and 2009 and $6,000 each for the six months ending June 30, 2010 and 2009.  As of June 30, 2010 the Company had a balance due to Bohemian Companies, LLC of $1,000.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party.  As of June 30, 2010 an accrual of $400 has been recorded for unpaid services.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2010, for the quarter ended June 30, 2009 and for the six months ended June 30, 2010 and 2009.

We had no revenues for the quarters ended June 30, 2010 or 2009, and for the six months ended June 30, 2010 or 2009. We had no revenues for the period October 18, 2007 (inception) through June 30, 2010.

Operating expenses, consisting primarily of selling, general and administrative costs were $8,987 for the quarter ended June 30, 2010, compared to $13,249 for the quarter ended June 30, 2009.  Selling, general and administrative costs were $18,111 for the six months ended June 30, 2010, compared to $20,138 for the six months ended June 30, 2009.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $8,749 for the quarter ended June 30, 2010, compared to a net loss of $11,968 for the quarter ended June 30, 2009.  We had a net loss of $17,514 for the six months ended June 30, 2010, compared to a net loss of $17,622 for the six months ended June 30, 2009.

Liquidity and Capital Resources

Our cash or cash equivalents on June 30, 2010 were $20,763.  We had an additional amount of $189,814 in Certificates of Deposit.

Cash flows used in operating activities were $25,519 for the six months ended June 30, 2010, compared to cash flows used in operating activities of $22,507 for the six months ended June 30, 2009.

Net cash provided by investing activities was $33,484 for the six months ended June 30, 2010, compared to net cash used in investing activities of $1,153 for the six months ended June 30, 2009.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2010 and June 30, 2009.

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

             We have not generated revenues from our inception. As of June 30, 2010, we had a cash position of $20,763 and $189,814 in certificates of deposit.  We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of June 30, 2010, a total of 8,325,000, or approximately 92.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2010.

WEST MOUNTAIN INDEX ADVISOR, INC.

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)