Form 10-Q
period 2010-09-30
WESTMOUNTAIN INDEX ADVISOR INC
filed 2010-11-15
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2010

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 8, 2010, was 2,253,313.

FORM 10-Q
WestMountain Index Advisor, Inc.

TABLE OF CONTENTS

PART 1 FINANCIAL INFORMATION

ITEM 1. Financial Statements	3

Condensed Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Statements of Operations (Unaudited) for the quarters ended September 30, 2010 and 2009 , for the nine months ended September 30, 2010 and 2009 and for the period October 18, 2007 (inception) through September 30, 2010	4

Condensed Statement of Shareholders’ Equity (Unaudited) for the period from October 18, 2007 through September 30, 2010	5

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and 2009 and for the period October 18, 2007 (inception) through September 30, 2010	6

Notes to the Condensed Financial Statements	7

ITEM 2. Management's Discussion and Analysis and Plan of Operation	10

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	13

ITEM 4. Controls and Procedures	13

ITEM 4T. Controls and Procedures	13

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	13

ITEM 1A. Risk Factors	13

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3. Defaults Upon Senior Securities	18

ITEM 4. Submission of Matters to a Vote of Security Holders	18

ITEM 5. Other Information	19

ITEM 6. Exhibits	19

Signatures	20

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Index Advisor, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Condensed Balance Sheets
At September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Derived from audited financial statements)
Assets
Cash and cash equivalents (note 1 and note 8)	$9,217	$12,798
Certificates of deposit (note 2)	139,940	224,233
Prepaid expenses	4,650	3,183
Note receivable (note 4)	51,130	-
Property and equipment, net (note 3)	1,454	2,965
Total assets	$206,391	$243,179

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties (note 7)	$200	$800
Accrued liabilities	3,623	12,000
Total liabilities	3,823	12,800

Shareholders' equity: (note 6)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 200,000,000 shares authorized,	2,253	2,253
2,253,313 shares issued and outstanding for 2010 and 2009
Additional paid-in-capital	364,212	364,212
Deficit accumulated during development stage	(163,897)	(136,086)
Total shareholders' equity	202,568	230,379
Total liabilities and shareholders' equity	$206,391	$243,179

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the quarters ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009 and for the
period October 18, 2007 (inception) through September 30, 2010
(Unaudited)

					October 18, 2007
	For the three months ended		For the nine months ended		(Inception) through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Operating Expenses (note 8)
Sales, general and administrative expense	$11,591	$8,833	$29,702	$28,971	$178,243
Total operating expenses	11,591	8,833	29,702	28,971	178,243

Net loss from operations	(11,591)	(8,833)	(29,702)	(28,971)	(178,243)

Other income/(expense)
Interest income	1,294	897	1,891	3,413	14,346
Net loss before income taxes	(10,297)	(7,936)	(27,811)	(25,558)	(163,897)

Provision for income taxes (note 5)	-	-	-	-	-
Net loss	$(10,297)	$(7,936)	$(27,811)	$(25,558)	$(163,897)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and diluted weighted average common
shares outstanding	2,253,313	2,253,313	2,253,313	2,253,313

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity
For the period from October 18, 2007 (inception) through September 30, 2010
(Unaudited)
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total

Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

*November 19, 2007 common stock shares sold
at $0.001 per share	-	-	72,500	72	218	-	290

*November 20, 2007 common stock shares sold
at $0.01 per share	-	-	58,750	59	2,291	-	2,350

*November 28, 2007 common stock shares sold
at $0.04 per share	-	-	2,012,500	2,013	317,988	-	320,000

*November 30, 2007 common stock shares sold
at $0.10 per share	-	-	109,563	110	43,715	-	43,825

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	-	2,253,313	2,253	364,212	(29,376)	337,089

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(52,184)	(52,184)

Balance at December 31, 2008	-	-	2,253,313	2,253	364,212	(81,560)	284,905

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,526)	(54,526)

Balance at December 31, 2009	-	-	2,253,313	2,253	364,212	(136,086)	230,379

Net loss, for the nine months ended
September 30, 2010	-	-	-	-	-	(27,811)	(27,811)

Balance at September 30, 2010	-	$0	2,253,313	$2,253	$364,212	$(163,897)	$202,568

*   Restated for one-for-four reverse stock split (see Note 9)

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009 and for the period October 18, 2007 (inception) through September 30, 2010
(unaudited)			October 18, 2007
	For the nine months ended		(Inception) through
	September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(27,811)	$(25,558)	$(163,897)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,446	2,152	8,432
Changes in operating assets and operating liabilities:
Prepaid expenses	(1,467)	(691)	(4,650)
Accounts payable and accrued liabilities (note 1)	(8,977)	(3,248)	3,823
Net cash (used in) operating activities	(35,809)	(27,345)	(156,292)

Cash flows from investing activities:
Purchases of property and equipment (note 3)	(935)	(278)	(9,886)
Notes receivable (note 4)	(51,130)	-	(51,130)
Payments for and proceeds from certificates of deposit (note 2)	84,293	(1,531)	(139,940)
Net cash provided by/(used in) provided by investing activities	32,228	(1,809)	(200,956)

Cash flows from financing activities:
Proceeds from sale of common stock (note 6)	-	-	366,465
Net cash provided by financing activities	-	-	366,465

Net change in cash	(3,581)	(29,154)	9,217

Cash and cash equivalents, beginning of period	12,798	154,373	-

Cash and cash equivalents, end of period	$9,217	$125,219	$9,217

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  At September 30, 2010 there were no cash equivalents.

(2)   Certificate of Deposit

 The company has made it a policy to invest funds over and above its forecasted operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $9,886.  The Company recorded depreciation expense of $824 for the quarter ended September 30, 2010, $1,891 for the nine months ended September 30, 2010 and $8,432 in depreciation expense for the period of October 18, 2007 (inception) through September 30, 2010.

(4)  Note Receivable

On August 5, 2010 Terra Mining Corporation signed a Demand Promissory Note (“note”) with the Company. The principal amount of the note is $50,000 with a fixed interest rate of 15% per annum compounded annually. The note is secured by a Security Agreement that covers property and shares of the borrower that will be used as collateral for this transaction. As of September 30, 2010 the full amount of the note is outstanding and $1,130 of interest has been accrued. This note is one of a series of notes that aggregate up to but will not exceed $150,000. The current note is due November 2010.

A Pledge Agreement has been issued to the Company to pledge 1,000,000 shares of the Borrower’s common stock at a par value of $.0001. In addition, the Company has been issued 100,000 purchase warrants at an exercise price of $.001 per share with an expiration date of August 5, 2015.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

On September 17, 2010, the Company executed a non-binding term sheet with Terra Mining Corporation. The term sheet addresses a potential reverse merger between the Company and Terra Mining Corporation (see form 8-K filed on September 20, 2010).

(5)  Income Taxes

 The Company records its income taxes in accordance with Accounting Standards Codification (ASC) ASC-740 “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(6)    Stockholders Equity

On November 19, 2007, the Company sold 72,500 (290,000 pre-split) shares of its common stock for $290 or $0.004 per share.

On November 20, 2007, the Company sold 58,750 (235,000 pre-split) shares of its common stock for $2,350 or $0.04 per share.

On November 28, 2007, the Company sold 2,012,500 (8,050,000 pre-split) shares of its common stock to WestMountain Purple, LLC, an affiliate, for a cash price of $320,000 or $0.16 per share.  The stock transaction made WestMountain Purple, LLC the Company’s majority shareholder.

On November 30, 2007, the Company sold 109,563 (438,250 pre-split) shares of its common stock for $43,825 or $0.40 per share.  The stock sale was made in reliance on an exemption from registration of a trade in the United States under Rule 504 and/or Section 4(6) of the Act.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

On April 9, 2008, the Company issued 12,500 (50,000 pre-split) shares of common stock in exchange for services that were to be provided for the Company.  Subsequent to the issuance of these shares the service agreement was terminated and the shares have been cancelled.  This transaction is not reflected on the financial statements.

A total of 2,253,313 (9,013,250 pre-split) shares were issued for a total cash price of $366,465.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of September 30, 2010, the common stock issued and outstanding at par is $2,253 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $364,212.

On October 12, 2010 the company reversed split our common stock (see Note 9). There was no change in the par value of $0.001.

(7)    Related Parties

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2010. Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending September 30, 2010 and 2009 and $9,000 each for the nine months ending September 30, 2010 and 2009.  As of September 30, 2010 the Company had no balance due to Bohemian Companies, LLC.

 The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Index Advisor, Inc on October 15, 2009, and is considered to be a related party.  As of September 30, 2010 an accrual of $200 has been recorded for unpaid services.

(8)    Operating Expenses

The total operating expenses recorded on the financials for the quarter ended September 30, 2010 were $11,591.  For the nine months ended September 30, 2010, operating expenses were $29,702.  For the period October 18, 2007 (inception) through September 30, 2010, operating expenses were $178,243.  The majority of the costs was attributable to professional and contract services.

(9)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2010, the Company has $-0- at risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(10)    Subsequent Event

Effective October 10, 2010, we amended our Articles of Incorporation to increase the number of authorized common shares to Two Hundred Million (200,000,000) shares from Fifty Million (50,000,000) shares. The par value of the common shares remains at $0.001 per share.

Effective with the commencement of trading on October 12, 2010, we reversed split our Common Shares. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each four Old Common Shares held, thus effecting a one-for-four reverse stock split. Fractional shares, if any, will be rounded up to the next whole number. We originally had a total of 9,013,250 common shares issued and outstanding, which became 2,253,313 shares after the reverse split. There was no change in the par value of the Common Shares. The exercise price and shares issuable upon exercise of all outstanding options, if any, would otherwise be adjusted to account for the reverse stock split. Common shares issued prior to October 12, 2010 have retroactively restated to reflect the impact of the reverse split.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2010. If we can become profitable, we could operate at our present level indefinitely. To date, we have had discussions with a possible acquisition candidate and have entered into a non-binding term sheet. However, as of the date of this report, we do not have any definitive agreement.

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2010. Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending September 30, 2010 and 2009 and $9,000 each for the nine months ending September 30, 2010 and 2009.  As of September 30, 2010 the Company had no balance due to Bohemian Companies, LLC.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Index Advisor, Inc on October 15, 2009, and is considered to be a related party.  As of September 30, 2010 an accrual of $200 has been recorded for unpaid services.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009.  We had no revenues for the three months and nine months ended September 30, 2010 and 2009.

Selling, general and administrative costs were $11,591 for the three months ended September 30, 2010, compared to $8,833 for the three months ended September 30, 2009. Selling, general and administrative costs were $29,702 for the nine months ended September 30, 2010, compared to $28,971 for the nine months ended September 30, 2009.  Most of the costs were attributable to professional and contract services.

We had a net loss of $10,297 for the three months ended September 30, 2010, compared to a net loss of $7,936 for the three months ended September 30, 2009.  We had a net loss of $27,811 for the nine months ended September 30, 2010, compared to a net loss of $25,558 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our cash and cash equivalents on September 30, 2010 was $9,217, compared to cash and cash equivalents on September 30, 2009 of $125,219.   As of September 30, 2010, we had $139,940 in certificates of deposit compared to $224,233 as of September 30, 2009.

Cash flows used in operating activities was $35,809 for the nine months ended September 30, 2010, compared to cash flows used in operating activities of $27,345 for the nine months ended September 30, 2009.

Net cash provided by investing activities was $32,228 for the nine months ended September 30, 2010 compared to net cash used in investing activities of $1,809 for the nine months ended September 30, 2009. We purchased certificates of deposit during this period.

There were no cash flows provided by or used in financing activities for the nine months ended September 30, 2010 or 2009.

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

     Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to be approximately $50,000 for the fiscal year ending December 31, 2010. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

We have not generated revenues from our inception. As of September 30, 2010, we had a cash position of $9,217 and $139,940 in certificates of deposit.  We expect our operating costs to be approximately $50,000 for the fiscal year ending December 31, 2010.  These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

 Our largest shareholder, WestMountain Purple, LLC, of which Mr. Klemsz is a 16.8% member, owns 2,012,500 shares and thereby controls approximately 89.3% of our outstanding shares. Because WestMountain Purple, LLC individually beneficially controls more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

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

We have only been trading as a public company since January 2010. We trade on the OTC Bulletin Board under the trading symbol WMTN. Thus, we have limited experience in complying with the various rules and regulations that are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations that are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

Of our total outstanding shares as of September 30, 2010, a total of 2,081,250, or approximately 92.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

We currently have the authority to issue up to 200,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION

              Effective October 10, 2010, we amended our Articles of Incorporation to increase the number of authorized common shares to Two Hundred Million (200,000,000) shares from Fifty Million (50,000,000) shares. The par value of the common shares remains at $0.001 per share.

Effective with the commencement of trading on October 12, 2010, we reversed split our Common Shares. New CommonShares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each four Old Common Shares held, thus effecting a one-for-four reverse stock split. Fractional shares, if any, will be rounded up to the next whole number. We originally had a total of 9,013,250 common shares issued and outstanding, which became 2,253,313 shares after the reverse split. There was no change in the par value of the Common Shares. The exercise price and shares issuable upon exercise of all outstanding options, if any, would otherwise be adjusted to account for the reverse stock split.

On September 17, 2010, we executed a non-binding term sheet with Terra Mining Corporation. (See Report 8-K filed September 20, 2010)

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. We filed one report under cover of Form 8-K on September 20, 2010, referencing the execution of a non-binding term sheet on September 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 2010.

WEST MOUNTAIN INDEX ADVISOR, INC.,

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)