Form 10-K
period 2010-12-31
WESTMOUNTAIN INDEX ADVISOR INC
filed 2011-03-31
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53028

WESTMOUNTAIN INDEX ADVISOR, INC.
 (Exact Name of Issuer as specified in its charter)

Colorado	26-1315498
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

2186 S. Holly St., Suite 104
Denver, CO	80222
(Address of principal executive offices)	(zip code)

(303) 800-0678
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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting Company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2011, the Company had 11,892,313 shares of common stock issued.

FORM 10-K

WestMountain Index Advisor, Inc.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “WestMountain Index Advisor,” WMTN”, “we,” “us,” and “our,” refer to WestMountain Index Advisor, Inc., a Colorado corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop our projects; the impact of changes in the market price of gold (and other minerals) on our revenues, changes in law or regulatory requirements that adversely affect or preclude the development of our projects; delays or increases in the cost of developing our project(s); and the uncertainties inherent in the development of mining properties.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

We originally planned to act as a developer of indexes that allow investors to access specific market niches or sub-markets. We had planned to earn income by helping investors identify and access specific market niches or sub-markets using our index products.

In previous filings we had disclosed that if we were not successful in our operations we would be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital;
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

As it became apparent that our original plans were not developing as hoped, we began looking at these options.  During this effort we identified an opportunity to take advantage of option 4.

On September 17, 2010, we executed a non-binding term sheet with Terra Mining Corporation (“TMC”), a private British of Columbia, Canada corporation, whereby we would acquire TMC in a reverse merger transaction.

Effective October 10, 2010, we amended our Articles of Incorporation to increase the number of authorized common shares to Two Hundred Million (200,000,000) shares from Fifty Million (50,000,000) shares. The par value of the common shares remained at $0.001 per share.

Effective with the commencement of trading on October 12, 2010, we reverse split our Common Shares. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each four Old Common Shares held, thus effecting a one-for-four reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares.

The acquisition of TMC was closed on February 28, 2011, subsequent to the close of the Company’s fiscal year.  The effects of this acquisition and related transactions are described below under “Subsequent Event” (and in other appropriate locations in this filing) and in more detail in the Form 8-K filed with the Securities and Exchange Commission on March 4, 2011, and available at:

 http://www.sec.gov/Archives/edgar/data/1421601/000119983511000113/westmountain-8k.htm.

We operate out of one office in Colorado.

Subsequent Event

On February 18, 2011, we entered into a Stock Purchase Agreement with TMC related to the acquisition of Terra Gold Corporation (“TGC”), a wholly owned subsidiary of TMC. Under the terms of the Stock Purchase Agreement, WMTN acquired 100% of the TGC by assuming $500,000 in debt plus accrued interest owed to BOCO Investments, Inc. (“BOCO”).  In addition, WMTN entered into a Share Exchange Agreement with Gregory Schifrin, American Mining Corporation (“AMC”) and James Baughman to acquire 100% of the issued and outstanding shares of common stock of TMC in exchange for 1,500,000 shares of restricted common stock of WMTN. The shares were valued at $.001 per share and WMTN agreed to register the common stock within ninety days on a best efforts basis. As of February 28, 2011, this acquisition was closed and TMC and TGC are wholly owned subsidiaries of WMTN.

TMC was incorporated in British Columbia, on March 25, 2010 and is engaged in the acquisition, exploration and development of mining properties in the United States. TMC had a wholly owned subsidiary, TGC that was incorporated in Alaska, on March 2, 2010 to manage operational activity in Alaska on the Terra Project (a project involving the exploration, evaluation and potentially the development of gold (and associated mineral) mining operations in Alaska, as described briefly below and in greater detail in the March 4, 2011 8-K referenced above).

TGC was acquired by TMC from AMC on May 17, 2010 by assignment of all 10,000 shares of TGC stock owned by AMC as part of the Share Exchange and Assignment Agreement between AMC and TMC. Our Chief Executive Officer served as President and a Director of AMC in February and March 2010 and our Chief Operating Officer served as Chief Operating Officer and a Director of AMC in March 2010.

TMC is an exploration and development Company that explores, acquires, and develops advanced stage properties. TMC has a high-grade gold system in the resource definition phase with 168,000 oz of inferred gold which in total offers potential of greater than 500,000 ounces. The property consists of 240 Alaska state mining claims covering approximately 130 square kilometers. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.

Additional information can be found at www.terraminingcorp.com and in the March 4, 2011 8-K.

Operations

Because WMTN is no longer pursuing its original investment advisor strategy, the following discussion focuses our current business, which is at its heart, the business that is and was being conducted by TMC.

From our inception on October 18, 2007 through December 31, 2009, WMTN generated no revenue. As a result we have no operating history upon which to evaluate our business. We had a net loss of $200,524 for this period.

For the period of inception from March 25, 2010 through October 31, 2010, TMC generated no revenue. As a result we have no operating history upon which to evaluate its business. TMC had a net loss of $495,018 for this period.

Operating expenses for WMTN, which consisted solely of general and administrative expenses, were $68,350 for the year ended December 31, 2010 compared to $58,304 for the fiscal year ended December 31, 2009.  Operating expenses for the period October 18, 2007 (inception) through December 31, 2010 was $216,891. The major components of general and administrative expenses include professional fees (legal and accounting).

Operating expenses for TMC, which consisted primarily of exploration expense, general, administrative expenses and options fees were $442,459 for the period of inception from March 25, 2010 to October 31, 2010. The major components of general and administrative expenses include officer compensation and legal and professional fees.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the “Business Subsequent to the Acquisition” as described above.

With the acquisition of TMC, it is expected that expenses of the Company will now reflect the historic expenses incurred by TMC and, subject to raising additional capital, expenditures will ramp up as exploration and as appropriate, development and mining ramp up.  We have budgeted expenditures for 2011 of approximately $1,100,000 for general and administrative expenses and exploration and development. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of December 31, 2010, we had cash or cash equivalents of $90,586. We had an additional $42,565 in Certificates of Deposit.

Cash flows used in operating activities were $49,924 for the fiscal year ended December 31, 2010 compared to $47,389 for the fiscal year ended December 31, 2009.  Cash flows used in operating activities were $170,406 from our inception on October 18, 2007 through December 31, 2010.

Cash flows provided by investing activities were $127,712 for the fiscal year ended December 31, 2010 compared to cash flows used in investing activities were $94,186 for the fiscal year ended December 31, 2009.  Cash flows used in investing activities were $105,473 from our inception on October 18, 2007 through December 31, 2010. We purchased certificates of deposit in the amount of $181,688 during this period.

Cash flows provided by financing activities were $-0- for the fiscal year ended December 31, 2010 and 2009.  Cash flows provided by financing activities were $366,465 from our inception on October 18, 2007 through December 31, 2010.  These cash flows were all related to sales of stock.

TMC’s cash flows used in operative activities were $285,719 for the period of inception from March 25, 2010 to October 31, 2010.

TMC’s cash flows provided from financing activities were $809,000 for the period of inception from March 25, 2010 to October 31, 2010. These cash flows primarily related to proceeds from Convertible Debentures issued in a principal amount of $630,000 and Demand Promissory Notes in a total principal amount of $150,000. After the closing of this transaction, WMTN (including TMC) had cash or cash equivalents of approximately $1.5 million.

Over the next twelve months WMTN expects that, subject to the availability of capital, we will expend approximately $1.1 million to implement the business plan as described above.  For further details see “Cash Requirements” below.

WMTN believes that it has sufficient capital in the short term for our current level of operations but, as discussed in greater detail below under “Cash Requirements” (and under Item 1.01 above and elsewhere), we will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. As described in Item 1.01 above and discussed under “Cash Requirements” below, we must expend $9,050,000 over the next four years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

Our principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt.  WMTN plan to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

Our primary activity will be to proceed with the TMC project and other mining opportunities that may present themselves from time to time. We cannot guarantee that the TMC project will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development Company.

Backlog

At December 31, 2010, we had no backlog.  Unless and until mining operations begin, there will be no backlog.

Employees

Until the closing of the TMC acquisition, we had one full-time employee: Mr. Brian Klemsz, our President. Mr. Klemsz did not draw a salary or receive any other kind of compensation. However, we reimbursed our employee for all necessary and customary business related expenses.  Subsequent to the closing of the TMC acquisition, Mr. Klemsz has resigned from his positions with WMTN and no longer serves as an officer or director of WMTN.

On October 1, 2010, TMC (now WMTN’s wholly owned subsidiary) signed an Employment Agreement with Gregory Schifrin (“Schifrin Agreement”). Under the terms of the Schifrin Agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin received a $10,000 bonus for entering into the Schifrin Agreement and is eligible for employee benefit programs, including 4 weeks vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On October 1, 2010, TMC signed an Employment Agreement with James Baughman (“Baughman Agreement”). Under the terms of the Baughman Agreement, Mr. Baughman was appointed Chief Operating Officer for an indefinite period at a salary of $120,000 per year. Mr. Baughman is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Baughman received a $10,000 bonus for entering into the Baughman Agreement and is eligible for employee benefit programs, including 4 weeks vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Baughman may resign with 60 days notice. If Mr. Baughman is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On February 18, 2011, WMTN entered into a Consulting Agreement with Mark Scott (“Scott Agreement”). Under the terms of the Scott Agreement, Mr. Scott agreed to consult on the TMC reorganization and complete the filing of certain SEC filings during the period ending April 8, 2011.  Mr. Scott will receive $4,000 per month in cash and receive 24,000 shares of WMTN restricted common stock. The terms of his appointment as CFO are to be finalized at the conclusion of the Scott Agreement. On February 28, 2011, WMTN awarded Mr. Scott $20,000 and an additional 40,000 shares of WMTN restricted common stock for his work on the TMC reorganization.

The above individuals are the only employees of WMTN (including its subsidiaries) at this time.  As the Terra Project and other projects the Company may undertake gear up, it is anticipated that additional employees will be added as needed.

Grants of Plan Based Awards

There have been no awards made to any of our executive officers and WMTN currently does not have any stock option or other stock compensation plans.

Compensation of Directors

WMTN has not paid our directors compensation for serving on our board of directors.  Our board of directors may in the future decide to award the members of the board of directors cash or stock based consideration for their services to WMTN, which awards, if granted shall be in the sole determination of the board of directors.  It is anticipated that employees of the Company who also serve on the board of directors will receive no additional compensation for such service.  As the Company recruits outside, independent directors, it is anticipated that a compensation package will be developed for such directors that allows the Company to attract and retain qualified directors.

Proprietary Information

We own no proprietary information.

Government Regulation; Environmental Compliance

The mining industry is subject to significant regulation, including but not limited to environmental and safety regulation and such regulation remains in a state of constant adjustment.  A significant ongoing expense for the Company will be incurred to remain in compliance with the environmental and safety requirements applicable to mining exploration and development.

Research and Development

As part of the acquisition of TMC, the Company raised approximately $1.5 million to fund the next stages of the exploration and development of the Terra Project. It is expected that if the Terra Project is successful, a minimum of $8 million in additional funding will be needed through the end of 2014.  For further details, please refer to the March 4, 2011 Form 8-K filing.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.  In particular, the March 4, 2011 Form 8-K referenced in this filing is found at:

http://www.sec.gov/Archives/edgar/data/1421601/000119983511000113/westmountain-8k.htm .

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

Risks Related to Our Business and Industry

NOTE:  Although risks related to the mining industry are summarized below, the listed risks are not all inclusive.  In general, the mining industry is a very risky venture, especially for companies and projects in the early stages of development, as is the case with our Terra Project.  For more information regarding the project and its risks, please refer to our March 4, 2011 Form 8-K.

We have a limited operating history and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in October, 2007. At the present time, we have never been profitable. There can be no guarantee that we will ever be profitable, and, as a result, we could go out of business.

Going Concern Risk: Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

For our audit dated December 31, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to find suitable investments; and

●	our ability to generate significant revenues.

TMC had an accumulated deficit incurred through October 31, 2010.  TMC has relied primarily on small private sales of its common stock or loans from its officers and directors to fund TMC to date. TMC and or WMTN (now its parent corporation) will continue to seek capital from outside sources through sales of common stock or loans from its officers, directors, or outside investors in order to remain in business and fund its intended operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

An estimated $1,100,000 is necessary to continue operations and fund minimum operations through the next fiscal year.  This estimated amount is for salaries of its officers, professional fees, land payments as well as claim maintenance fees, and work programs on it properties. Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. If TMC is successful in raising substantial new capital, it will implement a much more aggressive exploration program on its properties to further evaluate the mineral potential of the claims.

We cannot guarantee that we will be successful in raising sufficient funds and if/when mining operations begin that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient funds and/or revenues will cause us to go out of business.

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

Prices of Gold and other minerals are volatile.

Our business plan involves acting as a developer of the Terra Project as possibly other mines for gold and/or other minerals.  Even if such project would be viable at some price levels for the minerals being produced and the mines are developed based on such prices, should mineral prices fall below those levels or should the cost of developing and operating the mines prove higher than anticipated, the mining operation may not be profitable operations and in worse case would need to be shut down and abandoned. We cannot guarantee that the Terra Project or any other project that the Company may embark upon will prove to be viable and ultimately profitable.

Our management has substantial influence over our Company.

As of February 28, 2011, Greg Schifrin, our CEO, and Mr. James Baughman either directly or indirectly, own or control 6.5 million shares as of the filing date or approximately 39.4% of our common stock on a fully diluted basis.

Mr. Schifrin, in combination with other large shareholders, could cause a change of control of our board of directors, approve or disapprove any matter requiring stockholder approval, cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

Our future success depends, in large part, on the continued service of our two key employees and the continued financing of WestMountain Purple, LLC.

We depend almost entirely on the efforts and continued employment of Mr. Schifrin and Mr. Baughman. These two individuals are currently our only full time employees are the individuals responsible for overseeing the Terra Project for the Company, and we will depend on them for nearly all aspects of our operations. In addition, WestMountain Purple, LLC, has been a major source of financing. The loss of their services through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Schifrin and Mr. Baughman and a financing source to replace WestMountain Purple, LLC.

Difficult market conditions can adversely affect our Company in many ways, including by reducing the ability of our Company to raise or deploy capital, which could make it impossible to continue to operate.

If economic conditions are unfavorable our Company may not be able to raise money as needed to continue to fund the Terra Project or other projects undertaken by the Company.   In such event, even if the underlying project(s) have potential, it may prove impossible for the Company to successfully pursue the projects and the Company could have to shut down and, if possible at all, sell or otherwise dispose of the projects as a loss and well below fair market value.

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

There has been, and continues to be, a limited public market for our common stock. An active trading market for our shares have not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*	actual or anticipated fluctuations in our operating results;

*	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*	changes in market valuations of other companies, particularly those in the same (mining) industry as ours;

*	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*	fluctuations in the supply, demand and price of gold and other minerals;

*	departures of key personnel.

Of our total outstanding shares as of December 31, 2010 (and February 2011), over 90% of such shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

We have the authority to issue up to 200,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive office is located at 2186 S. Holly St., Suite 104, Denver, CO 80222, and our telephone number is (303) 800-0678.   Our corporate office is leased monthly lease at the rate of $560 per month.  TMC shares an office with an affiliated officer at no expense. Other than our mining claims, leases, and other real property interests specifically related to mining, we do not own real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2010, there were sixty-three record holders of our common stock and there were 2,253,313 shares of our common stock outstanding.

Principal Market or Markets

Our common stock has traded on the NASD Over-the-Counter Bulletin Board since January, 2010.  Currently, our common stock trades under the symbol WMTN.  The following represent the high and low bid quotation for the Company’s common stock for the fiscal year ended December 31, 2010.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Year Ending December 30, 2010	High	Low
First Quarter	$0.66	$0.66
Second Quarter	$0.66	$0.66
Third Quarter	$2.76	$0.66
Fourth Quarter	$2.76	$0.30

On March 18, 2011, the closing bid price of our common stock in the OTC Bulletin Board was $3.75 per share and we had no trading volume that day.

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

Equity Compensation Plan Information

There have been no awards made to any of our executive officers and WMTN currently does not have any stock option or other stock compensation plans.

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303) 282-4800.

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

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

Results of Operations

From our inception on October 18, 2007 through December 31, 2010, we generated no revenue. As a result we have no operating history upon which to evaluate our business. We had a net loss of $200,524 for this period.

Operating expenses, which consisted solely of general and administrative expenses were $68,350 for the year ended December 31, 2010 compared to $58,304 for the fiscal year ended December 31, 2009.  Operating expenses for the period October 18, 2007 (inception) through December 31, 2010 was $216,891. In 2010 there were additional expenses associated with the reverse merger with Terra Mining. The major components of general and administrative expenses for any year include professional fees (legal and accounting).

For the fiscal year ended December 31, 2010 we had a net loss of $64,438, compared to a net loss of $54,526 for the fiscal year ended December 31, 2009.  We had a net loss of $200,524 from our inception on October 18, 2007 through December 31, 2010.

Due to our acquisition of TMC at the end of February, 2011, these results of operations are not indicative of what likely future results will be.  For a discussion of the operations of TMC and the anticipated costs of operations going forward, we refer you to our Form 8-K filed on March 4, 2011 in general and in particular its “Results of Operations” discussion starting on page 18.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully  exploration and development the TMC properties.

As described above, under “Subsequent Event” under Item 1, WMTN acquired TMC (and its wholly owned subsidiary TGC) in a transaction that closed on February 28, 2011 (as more fully described in our Form 8-K filed with the SEC on March 4, 2011).

TMC is an exploration and development Company that explores, acquires, and develops advanced stage properties. TMC has a high-grade gold system in the resource definition phase with 168,000 oz of inferred gold which in total offers potential of greater than 500,000 ounces. The property consists of 240 Alaska state mining claims covering approximately 130 square kilometers. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.

Additional information can be found at www.terraminingcorp.com and in the Company’s March 4, 2011 8-K filing at:

http://www.sec.gov/Archives/edgar/data/1421601/000119983511000113/westmountain-8k.htm .

Liquidity and Capital Resources.

As of December 31, 2010, we had cash or cash equivalents of $90,586. We had an additional $42,565 in Certificates of Deposit.

Cash flows used in operating activities were $49,924 for the fiscal year ended December 31, 2010 compared to $47,389 for the fiscal year ended December 31, 2009.  Cash flows used in operating activities were $170,406 from our inception on October 18, 2007 through December 31, 2010.

Cash flows provided by investing activities were $127,712 for the fiscal year ended December 31, 2010 compared to cash flows used in investing activities were $94,186 for the fiscal year ended December 31, 2009.  Cash flows used in investing activities were $105,473 from our inception on October 18, 2007 through December 31, 2010. We purchased certificates of deposit in the amount of $181,688 during this period.

Cash flows provided by financing activities were $-0- for the fiscal year ended December 31, 2010 and 2009.  Cash flows provided by financing activities were $366,465 from our inception on October 18, 2007 through December 31, 2010.  These cash flows were all related to sales of stock.

Due to the acquisition of TMC, we expect to need substantial capital both during calendar 2011 and through 2014.  These capital needs are described in the March 4, 2011 Form 8-K.

As a result of the raising of approximately $1.5 million in capital as part of private placements for the common stock of the Company as described in the 8-K, we believe that we have sufficient capital to fund our current level of operations through 2011.  However, depending on the timing and progress of the Terra Project, we may find it necessary or appropriate to seek additional funding before then and additional funding will almost certainly be needed during 2012.

During this phase of development, we will continue to try to operate with minimal overhead. Our primary activity will be to manage the Terra Project and as necessary to raise additional capital. We will also be on the lookout for additional opportunities to pursue other mining projects

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, WMTN evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. WMTN believes that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 1 to the financial statements set forth in this report), the following policies involve a higher degree of judgment and/or complexity.

Accounting Method
 The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company included $77,480 of Certificates of Deposit with a maturity of three months or less as cash equivalents as of December 31, 2010. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

Mineral Properties
Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value.

Mine and Road Access-
The Company has access to the camp by airplane. There is no road access from camp to the project area where drilling and bulk sampling mining occurs. It is approximately 1 1/2 miles from camp to the project area.  Power generation is by diesel generator at the camp. Fuel is brought in for the generators by a cargo plane to the airstrip.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of December 31, 2010 for WMTN and October 31, 2010 for TMC, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
TMC operates in Alaska. Reclamation works in Alaska require a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. In year one, TMC does not expect to exceed the minimum requirements and is not expected to be required to file a reclamation bond. As the project advances and feasibility justifies expansion, TMC may exceed the minimums outlined and may be required to file a reclamation plan and bond.

The Company expects to record reclamation bond as a liability in the period in which the Company is required to pay a reclamation bond. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in reclamation bond.

Mineral Exploration and Development Costs
All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Provision for Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of December 31, 2010 (as of the date of this Form 8-K as well), WMTN had and has no outstanding contracts to issue common stock other than the stock issued with respect to the acquisition of TMC as discussed in this Form 8-K.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements applicable to us are summarized below.

In April 2010,  the FASB issued  Accounting  Standard  Update  ("ASU")  2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based  Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial  position,  results of operations  or cash flows of the  Company. In March 2010, the FASB issued ASU No.2010-11, which is included in the Certification  under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company's interim and annual reporting periods beginning February 1, 2010.  The adoption of this guidance did not have a material impact on the Company's financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting Company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WestMountain Index Advisor, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

 with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	18

Balance Sheets at December 31, 2010 and 2009	19

Statements of Operations for the year ended December 31, 2010 and December 31, 2009 and for the period from October 18, 2007 (inception) to December 31, 2010	20

Statement of Changes in Shareholders’ Equity for the period from October 18, 2007 (inception) to December 31, 2010	21

Statements of Cash Flows for the year ended December 31, 2010 and December 31, 2009 and for the period from October 18, 2007 (inception) to December 31, 2010	22

Notes to Financial Statements	23

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

WestMountain Index Advisor, Inc.

We have audited the accompanying balance sheet of WestMountain Index Advisor, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009, and the period from October 18, 2007 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Index Advisor, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and the period from October 18, 2007 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred an accumulated deficit totaling $200,524 since inception.  The Company is also in the development stage with a limited operating history.  These factors and others discussed in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As discussed in Note 10 to the financial statements, the Company entered into a Stock Purchase Agreement and a Share Exchange Agreement during February 2011, which resulted in a change in control and a change in its business plan.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 30, 2011

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Balance Sheets
At December 31, 2010 and December 31, 2009

	December 31,	December 31,
	2010	2009

Assets
Cash and cash equivalents (note 1)	$90,586	$12,798
Certificates of deposit (note 2)	42,565	224,233
Prepaid expenses	6,601	3,183
Note receivable (note 4)	53,021	-
Property and equipment, net (note 3)	868	2,965
Total assets	$193,641	$243,179

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$19,600	$-
Indebtedness to related parties (note 7)	200	800
Accrued liabilities	7,900	12,000
Total liabilities	27,700	12,800

Shareholders' equity: (note 6)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 200,000,000 shares authorized,	2,253	2,253
2,253,313 shares issued and outstanding for 2010 and 2009
Additional paid-in-capital	364,212	364,212
Deficit accumulated during development stage	(200,524)	(136,086)
Total shareholders' equity	165,941	230,379
Total liabilities and shareholders' equity	$193,641	$243,179

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Statements of Operations
For the year ended December 31, 2010 and 2009 and for the
period October 18, 2007 (inception) through December 31, 2010

	For the year ended December 31,		October 18, 2007 (Inception) through December 31,
	2010	2009	2010

Operating Expenses (note 8)
Selling, general and administrative expenses	$68,350	$58,304	$216,891
Total operating expenses	68,350	58,304	216,891

Net loss from operations	(68,350)	(58,304)	(216,891)

Other income/(expense)
Interest income	3,912	3,778	16,367
Net loss before income taxes	(64,438)	(54,526)	(200,524)

Provision for income taxes (note 5)	-	-	-
Net loss	$(64,438)	$(54,526)	$(200,524)

Basic and diluted loss per share	$(0.03)	$(0.02)
Basic and diluted weighted average common
shares outstanding	2,253,313	2,253,313

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period from October 18, 2007 (inception) through December 31, 2010

	Preferred Stock		Common Stock		Additional	Deficit Accumulated During
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Development Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

*November 19, 2007 common stock shares sold
at $0.001 per share	-	-	72,500	72	218	-	290

*November 20, 2007 common stock shares sold
at $0.01 per share	-	-	58,750	59	2,291	-	2,350

*November 28, 2007 common stock shares sold
at $0.04 per share	-	-	2,012,500	2,013	317,988	-	320,000

*November 30, 2007 common stock shares sold
at $0.10 per share	-	-	109,563	110	43,715	-	43,825

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	-	2,253,313	2,253	364,212	(29,376)	337,089

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(52,184)	(52,184)

Balance at December 31, 2008	-	-	2,253,313	2,253	364,212	(81,560)	284,905

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,526)	(54,526)

Balance at December 31, 2009	-	-	2,253,313	2,253	364,212	(136,086)	230,379

Net loss, for the year ended
December 31, 2010	-	-	-	-	-	(64,438)	(64,438)

Balance at Dectember 31, 2010	-	$0	2,253,313	$2,253	$364,212	$(200,524)	$165,941

* Restated for 1-for-4 reverse stock split (see Note 6).

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the year ended December 31, 2010 and 2009 and for the
period October 18, 2007 (inception) through December 31, 2010
	For the year ended December 31,		October 18, 2007 (Inception) through December 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(64,438)	$(54,526)	$(200,524)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,032	2,899	9,019
Changes in operating assets and operating liabilities:
Prepaid expenses	(3,418)	13	(6,601)
Accounts payable and accrued liabilities (note 1)	14,900	4,225	27,700
Net cash (used in) operating activities	(49,924)	(47,389)	(170,406)

Cash flows from investing activities:
Purchases of property and equipment (note 3)	(935)	(402)	(9,887)
Notes receivable (note 4)	(53,021)	-	(53,021)
Payments for and proceeds from certificates of deposit (note 2)	181,668	(93,784)	(42,565)
Net cash provided by/(used in) provided by investing activities	127,712	(94,186)	(105,473)

Cash flows from financing activities:
Proceeds from sale of common stock (note 6)	-	-	366,465
Net cash provided by financing activities	-	-	366,465

Net change in cash	77,788	(141,575)	90,586

Cash and cash equivalents, beginning of period	12,798	154,373	-

Cash and cash equivalents, end of period	$90,586	$12,798	$90,586

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WestMountain Index Advisor, Inc.
(A Development Stage Company)
Notes to the Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Index Advisor, Inc. was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations.

The Company is a development stage enterprise in accordance with ASC 915 - “Accounting and Reporting by Development Stage Enterprises”.  The Company’s plan was to act as a developer of indexes that allow investors to access specific market niches or sub-markets.  Subsequent to the end of its fiscal year, the Company changed its plans materially with the acquisition of TMC, which closed on February 28, 2011, subsequent to the close of the Company’s fiscal year.  The effects of this acquisition and related transactions are described below under “Subsequent Event” (and in other appropriate locations in this filing) and in more detail in the Form 8-K filed with the Securities and Exchange Commission on March 4, 2011, and available at:

 http://www.sec.gov/Archives/edgar/data/1421601/000119983511000113/westmountain-8k.htm.

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

Critical Accounting Policies

The critical accounting policies include those of the Company and TMC.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company included $77,480 of Certificates of Deposit with a maturity of three months or less as cash equivalents as of December 31, 2010. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

Note Receivable
Note receivable are reported at the outstanding principal balance plus accrued interest.  Interest income on note receivable of $3,021 was accrued as of December 31, 2010.

Allowance for Loss on Note Receivable
The allowance for loss on note receivable is the amount that, in the opinion of management, is necessary to absorb probable losses inherent in the note receivable.  The allowance is determined based upon numerous considerations including local economic conditions, a review of the value of collateral supporting the note receivable and the collectability of the note receivable. As a result of the test of adequacy, required adjustments to the allowance for loan losses are made periodically by changes to the provision for loss on note receivable. As of December 31, 2010, the allowance for loss on note receivable was $0.

Mineral Properties
Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value.

Mine and Road Access-
The Company has access to the camp by airplane. There is no road access from camp to the project area where drilling and bulk sampling mining occurs. It is approximately 1 1/2 miles from camp to the project area.  Power generation is by diesel generator at the camp. Fuel is brought in for the generators by a cargo plane to the airstrip.

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

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of December 31, 2010, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
TMC operates in Alaska. Reclamation works in Alaska require a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. In year one, TMC does not expect to exceed the minimum requirements and is not expected to be required to file a reclamation bond. As the project advances and feasibility justifies expansion, TMC may exceed the minimums outlined and may be required to file a reclamation plan and bond.

The Company expects to record reclamation bond as a liability in the period in which the Company is required to pay a reclamation bond. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in reclamation bond.

Mineral Exploration and Development Costs
All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Provision for Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Uncertain Tax Positions
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of December 31, 2010, WMTN had and has no outstanding contracts to issue common stock other than the stock issued with respect to the acquisition of TMC as discussed in this Form 8-K.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

•
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

•
In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

•
In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

•
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

•
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

•
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

•
In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Subsequent Events
We adopted changes issued by ASC 855-10 “Subsequent Events”, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  See Note 10, Subsequent Event, below,

Fiscal Year-end
The Company operates on a December 31 year-end.

(2)   Certificate of Deposit

The Company has made it a policy to invest funds over and above its forecasted operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  During the third quarter of 2009 we purchased $402 of additional software for our Sarbanes-Oxley software program.  In February 2010 we purchased an additional computer in the amount of $935. The Company recorded depreciation expense of $3,032 for the year ended December 31, 2010, $2,899 for the year ended December 31, 2010 and $9,019 in depreciation expense for the period of October 18, 2007 (inception) through December 31, 2010.

(4)  Note Receivable

On August 5, 2010, TMC issued Demand Promissory Note (“Note”) to the Company totaling $50,000.   The Note includes interest of 15% per annum and was payable on November 3, 2011. The Note was secured by the assets of TMC. If the Note should become default, it includes additional interest of 29% per annum, compounded annually, above the rate that would otherwise be in effect.  As of October 31, 2010, $150,000 was outstanding and $4,999 in interest expense was accrued.

On January 12, 2011, TMC entered into Forbearance Agreement with the Company. Under the terms of the Forbearance Agreement, the Company agreed to not exercise its rights under the Notes until the earlier of February 2, 2011, the date of an event of default occurs under the Note or the date TMC fails to comply with the terms and conditions of the Forbearance Agreement. In addition, TMC issued a warrant to acquire 100,000 shares of common stock to the lenders.

The acquisition of TMC was closed on February 28, 2011, subsequent to the close of the Company’s fiscal year.  The effects of this acquisition and related transactions are described below under “Subsequent Event” (and in other appropriate locations in this filing) and in more detail in the Form 8-K filed with the Securities and Exchange Commission on March 4, 2011, and available at:

 http://www.sec.gov/Archives/edgar/data/1421601/000119983511000113/westmountain-8k.htm.

(5)  Income Taxes

The Company records deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision of income taxes consists of the following:

	For the years ended
	December 31,
	2010		2009

Income/(loss) before income taxes		$(64,438)	$(54,526)
Current benefit		12,205	-
Deferred income tax benefit		(3)	25,769
Adjustment of beginning of period valuation		(12,202)	(25,769)
allowance for deferred tax assets
Income tax expense, net, reported in the	$		$-
accompanying statement of operations

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The deferred tax asset and related valuation allowance increased by $12,202 and $10,325 for the years ended December 31, 2010 and December 31, 2009.
As of December 31, 2010 and 2009, the components of the net deferred tax assets/(liabilities) are as follows:

	For the years ended
	December 31,
	2010	2009
Net operating loss carry forwards	$37,457	$24,724
Depreciation/amortization of other	514	1,045
Total	37,971	25,769
Valuation allowance	(37,971)	(25,769)
Net deferred income taxes	$-	$-

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

	For the years ended
	December 31,
	2010	2009
US statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Change in valuation allowance	-18.94%	-18.94%
Effective tax rate	0.00%	0.00%

As of December 31, 2010 and 2009 the Company had US federal and state net operating loss carry forwards of approximately $197,812 and $130,569, respectively, which may be available to offset future federal and state income tax liabilities.  These carry forwards are subject to review by the internal revenue service and if allowed may be offset against taxable income through 2030.  A portion of the net operating loss carryovers begin expiring in 2027.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax years 2008 & 2009 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

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

Since October 18, 2007 (inception), a total of 2,253,313 (9,013,250 pre-split) shares were issued for a total cash price of $366,465.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of December 31, 2010, the common stock issued and outstanding at par is $2,253 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $364,212.

On October 12, 2010 the Company reversed split our common stock. There was no change in the par value of $0.001.

(7)    Related Parties

Bohemian Companies, LLC (“Bohemian”) and BOCO are two companies under common control.  Mr. Klemsz, the Company’s former President, has been the Chief Investment Officer of BOCO since March 2007.  Since there is common control between the two companies and a relationship with our Company President, the Company considers all transactions with Bohemian related party transactions.

On January 1, 2008, the Company entered into a Service Agreement with Bohemian to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. The Company will compensate Bohemian by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian that performs services on our behalf.

The Company will receive invoices on a monthly basis from Bohemian. This Service Agreement has been extended to December 31, 2011. Total expenses incurred with Bohemian were $12,000 each for the years ending December 31, 2010 and 2009.  As of December 31, 2010 the Company had no balance due to Bohemian.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Index Advisor, Inc on October 15, 2009, and is considered a related party.  As of December 31, 2010 an accrual of $200 has been recorded for unpaid services.

(8)    Operating Expenses

The total operating expenses recorded on the financials for the year ended December 31, 2010 were $68,350 and $58,304 for the year ended December 31, 2009.  For the period October 18, 2007 (inception) through December 31, 2010, operating expenses were $216,891.  In 2010 there were additional expenses associated with the reverse merger with Terra Mining Corporation. The majority of the costs was attributable to professional and contract services.

(9)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2010, the Company has $-0- at risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(10)    Subsequent Event

On February 18, 2011, the Company entered into a Stock Purchase Agreement with TMC related to the acquisition of TGC, a wholly owned subsidiary of TMC. Under the terms of the Stock Purchase Agreement, WMTN acquired 100% of the TGC by assuming $500,000 in debt plus accrued interest owed to BOCO.  In addition, WMTN entered into a Share Exchange Agreement with Gregory Schifrin, AMC and James Baughman to acquire 100% of the issued and outstanding shares of common stock of TMC in exchange for 1,500,000 shares of restricted common stock of WMTN. The shares were valued at $.001 per share and WMTN agreed to register the common stock within ninety days on a best efforts basis. As of February 28, 2011, this acquisition was closed and TMC and TGC are wholly owned subsidiaries of WMTN.

TMC was incorporated in British Columbia, on March 25, 2010 and is engaged in the acquisition, exploration and development of mining properties in the United States. TMC had a wholly owned subsidiary, TGC that was incorporated in Alaska, on March 2, 2010 to manage operational activity in Alaska on the Terra Project.

TGC was acquired by TMC from AMC on May 17, 2010 by assignment of all 10,000 shares of TGC stock owned by AMC as part of the Share Exchange and Assignment Agreement between AMC and TMC. Our Chief Executive Officer served as President and a Director of AMC in February and March 2010 and our Chief Operating Officer served as Chief Operating Officer and a Director of AMC in March 2010.

TMC is an exploration and development Company that explores, acquires, and develops advanced stage properties. TMC has a high-grade gold system in the resource definition phase with 168,000 oz of inferred gold which in total offers potential of greater than 500,000 ounces. The property consists of 240 Alaska state mining claims covering approximately 130 square kilometers. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.

Additional information can be found at www.terraminingcorp.com and in the Company’s Form 8-K filed with the SEC on March 4, 2011.

On August 5, 2010, TMC issued a Note to BOCO totaling $100,000.   The Note included interest of 15% per annum and was payable on November 3, 2011. The Note was secured by the assets of TMC. If the Note should become in default, the Notes included additional interest of 29% per annum, compounded annually, above the rate that would otherwise be in effect.  As part of the consideration for the loan, TMC issued warrants to BOCO to acquire 300,000 shares of TMC common stock at an exercise price of $0.001 per share.

On December 22, 2010, TMC issued a Note to BOCO in the amount of $400,000.  The Note bears no interest except in the event of default.  The default interest rate is 29 % per annum, compounded annually.  The Promissory Note is collateralized by the assets of TMC and shares of a Company affiliated with an Officer of the Company. The Promissory Note is due on March 22, 2011.  As part of the consideration for this loan, TMC issued warrants to BOCO to acquire 800,000 shares of TMC common stock at an exercise price of $0.001 per share.

On January 12, 2011, the Company entered into a Forbearance Agreement with BOCO. Under the terms of the Forbearance Agreement, the Company and BOCO agreed to not exercise their rights under the Notes until the earlier of February 2, 2011, the date of an event of default occurs under the Note or the date the Company fails to comply with the terms and conditions of the Forbearance Agreement.

This Note was assumed by WMTN as payment for its acquisition of TGC discussed above.

On February 18, 2011, BOCO agreed to convert all $500,000 of the Notes into common stock of WMTN effective immediately following the acquisition of TMC by WMTN and agreed to cancel its warrants to acquire 1,100,000 shares of TMC common stock and agreed to waive interest of $7,685. In consideration for this conversion, warrant cancellation and interest waiver, WMTN issued 1,000,000 shares of its common stock and a warrant to acquire an additional 1,000,000 shares of WMTN common stock exercisable for $0.001 per share.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by Cordovano and Honeck LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected or is likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

There were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2010 that were not filed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company as of March 31, 2011, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held	Since

Gregory L. Schifrin	52	Director, President and Chief Executive Officer	February 28, 2011
James G. Baughman	54	Director, Chief Operating Officer and	February 28, 2011
		Senior Vice President
Mark Scott	57	Chief Financial Officer and Secretary	February 28, 2011

Gregory L. Schifrin

Mr. Schifrin has worked as a geologist and manager for 28 years in mining and mineral exploration industry where he has been involved in precious, base metals, and uranium exploration and development. Mr. Schifrin has provided technical services and project management for major and junior mining companies.

From December 2007 to the present Mr. Schifrin was the President and Director of Silver Verde May Mining Corporation. During his tenure Mr. Schifrin managed corporate finance, accounting, legal and regulatory requirements, exploration, geologic evaluation, project generation and land acquisition. Mr. Schifrin also served as President and a Director in February and March 2010 of American Mining Corporation.

From 1985 to the Present, Mr. Schifrin was the co founder and President of Minex Exploration, a mining industry known exploration consulting and service Company, where Mr. Schifrin managed a staff of 15 to 20 personnel, clients and contracts, accounting, legal and regulatory requirements, as well as managing exploration projects, grassroots through drilling and development phase, throughout North America for major and junior mining companies.

From October 1992 to the Present, Mr. Schifrin co-founded Selkirk Environmental, Inc., an environmental consulting and service Company where he managed environmental regulatory compliance, risk analysis, pollution cleanup and environmental assessment for public and private clients.

From November of 2006 to December 2007, Mr. Schifrin was the, President and CEO of Golden Eagle Mining Corporation, where he managed corporate affairs, geological exploration, property acquisition and accounting.

In August of 1983, Mr. Schifrin received a Bachelor of Science degree in Geology from the University of Idaho, Moscow. He is a registered professional geologist in the State of Washington. Mr. Schifrin resides in Sandpoint, Idaho.

James G. Baughman

Mr. Baughman has worked as a geologist for more than 25 years in mining operations and mineral exploration projects for precious, base metals, and uranium. Mr. Baughman has provided technical services and project management for a number of major and junior mining companies.

From July of 2004 to May of 2006, Mr. Baughman was the co-founder, President and Chief Executive Officer of High Plains Uranium Corp, where he managed the Company’s corporate finance, accounting, legal and regulatory requirements. He also managed a successful initial public offering on the TSX.

From May of 2006 to October of 2006, Mr. Baughman was the Chief Executive Officer of Kenai Resources, formerly known as Triumph Gold Corp., where he managed the Company's properties in Venezuela and Oregon. He also managed the consulting engineers and geologists, and prepared engineering reports.

From October of 2006 to the September 2010, Mr. Baughman led an acquisition of mineral rights on uranium properties, hired professional staff, developed Company presentation and conducted road shows to investors and potential investors for US Uranium Corp., a Company he co-founded. Mr. Baughman also served as Chief Operating Officer and a Director in March 2010 of American Mining Corporation.

James Baughman is a Director of Big Bear Mining Corp. Mr. Baughman is currently assisting several private mining development companies and is on the Advisory Board of a Canadian exploration Company. In July of 1983, Mr. Baughman received a Bachelor of Science degree in Geology from the University of Wyoming, Laramie. He is a registered professional geologist in the State of Wyoming. Mr. Baughman resides in Aurora, Colorado.

Mark Scott

Mr. Scott has served as Chief Financial Officer and Secretary since February 18, 2011. He has significant financial, capital market and relations experience in public microcap companies. Mr. Scott continues to serve as Chief Financial Officer of IA Global, Inc., a position he has held since October 2003 and Visualant, Inc., a position he has held since May 2010. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc.

He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. As a member of the National Association of Corporate Directors, Mr. Scott is a certified corporate director. Mr. Scott is also a certified public accountant.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.     A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.     Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment Company, bank, savings and loan association or insurance Company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.     Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.     Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.     Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.     Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or
ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.     Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

There are no committees of the Board of Directors.  It is the intention of the Company to recruit three additional Board members who will qualify as “independent” Directors.  At that time, the Company expects that the Board of Directors will to establish audit, compensation and nominations committees consisting of independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on Company’s review of the Section 16(a) related forms furnished to the Company pursuant to Rule 16a-3(c) during its most recent fiscal year and any Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations to the effect that no Form 5 is required, to the best of the Company’s knowledge, Mr Klemsz. Ms.Tros

These standards were adopted by the board to promote transparency and integrity by us. The standards apply to the board, executives and employees. Waivers of the requirements of the Code of Conduct or associated polices with respect to members of the board or executive officers are subject to approval of the full board.

The Company’s Code of Conduct includes the following:

•	promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

•
promotes the full, fair, accurate, timely and understandable disclosure of the Company’s financial results in accordance with applicable disclosure standards, including, where appropriate, standards of materiality;

•	promotes compliance with applicable SEC and governmental laws, rules and regulations;

•	deters wrongdoing; and

•	requires prompt internal reporting of breaches of, and accountability for adherence to, the Code of Conduct.

On an annual basis, each director and executive officer will be obligated to complete a Director and Officer Questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Pursuant to the Code of Conduct, the Audit Committee and the Board are charged with resolving any conflict of interest involving management, the Board and employees on an ongoing basis.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and there were no stock option, restricted stock or SAR grants issued or outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

During 2010, our officer and director did not receive any compensation for his services rendered to us, nor did he receive such compensation in the past.  As described under “Employees” under Item 1 above, as a result of the acquisition of TMC, as of February 28, 2011, the Company now has two employees and an consultant who act as officers and Directors of the Company who are paid compensation as described therein.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed our Secretary in October, 2009, and was considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2010 an accrual of $200 has been recorded for unpaid services.  As of March, 2011, she no longer serves as the Company’s Secretary,

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  However, it is possible that the Company may do so in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2010, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officers and Director as a group. A total of 2,253,313 common shares were issued and outstanding as of December 31, 2010.

As a result of the closing of the TMC acquisition and related transactions, the following table is in fact “obsolete”.   For this reason an additional chart is included subsequent to this chart, reflecting stockholdings in the Company as of February 28, 2011, reflecting the effects of the closing of the TMC acquisition and related transactions.

Holdings as of December 31, 2010:

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

WestMountain Purple, LLC(3)	2,012,500	89.3%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Brian L. Klemsz	(3)
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Joni K. Troska	7,500	33%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

All Officers and Directors as a Group	345,600	15.3%
(two persons)
_______________

  (1) All ownership is beneficial and of record, unless indicated otherwise.
   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.
   (3) Mr. Klemsz owns 16.8% of WestMountain Purple, LLC.

The following table sets forth certain information as of February 28, 2011 with respect to the beneficial ownership of WMTN common stock (the only stock currently issued and outstanding) by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group:

	Post Close
	Transaction Ownership		Fully Diluted Ownership (1)
	Amount	%	Amount	%
Greater Than 5% Ownership
Gregory L. Schifrin	3,618,750	30.5%	3,918,750	23.6%
C/O Terra Mining Corporation
2186 S. Holly St., Suite 104
Denver, CO 80222

WestMountain Purple LLC	2,012,500	17.0%	2,937,500	17.7%
123 North College Avenue, suite 200
Fort Collins, CO 80524

James G. Baughman	2,412,500	20.4%	2,612,500	15.8%
C/O Terra Mining Corporation
2186 S. Holly St., Suite 104
Denver, CO 80222

BOCO Investments LLC	1,000,000	8.4%	2,000,000	12.1%
262 East Mountain Avenue
Fort Collins, CO 80524

Capital Peak Partners LLC	-	* %	1,800,000	10.9%
602 Cedar St, Suite 205
Wallace, ID 83873

Directors and Officers-
Gregory L. Schifrin	3,618,750	30.5%	3,918,750	23.6%

James G. Baughman	2,412,500	20.4%	2,612,500	15.8%
Mark Scott	24,000	*	24,000	*
Total Directors and Officers
as a Group (3 total)	6,055,250	51.1%	6,555,250	39.5%
______________

    (1)   Includes warrants for common stock exercisable now or within the next 90 days.

     *   Less than one (1) percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Bohemian and BOCO are two companies under common control.  Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian related party transactions.

On January 1, 2008, we entered into a Service Agreement with Bohemian to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We will compensate Bohemian by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian that performs services on our behalf. We will receive invoices on a monthly basis from Bohemian. This Service Agreement was for the term of one year, ending December 31, 2010 but was extended to December 31, 2011. Total expenses incurred with Bohemian were $12,000 for the year ending December 31, 2010.  As of December 31, 2010 the Company did not have a balance due to Bohemian.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed our Secretary on October 15, 2009 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2010 an accrual of $200.00 has been recorded for unpaid services.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, was paid $14,210 and $9,239 for the years ended December 31, 2010 and December 31, 2009 respectively for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee at this time and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)           (1) FINANCIAL STATEMENTS

                (2) SCHEDULES

                (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3***	Amended Articles of Incorporation
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
31.2	Certification of CFO pursuant to Sec. 302
32.2	Certification of CFO pursuant to Sec. 906

                 * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
               ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008.
*** Previously filed with Form 8-K, October 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, WestMountain Index Advisor, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMOUNTAIN INDEX ADVISOR, INC.

Date: March 31, 2011	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 31, 2011	By:	/s/ Greg Schifrin
Greg Schifrin
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 31, 2011	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 31, 2011	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director