Form 10-Q
period 2011-04-30
WESTMOUNTAIN INDEX ADVISOR INC
filed 2011-05-20
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the six month period ended April 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act):  Yes []  No [X].

As of May 19,  2011, the Company had 12,753,408 shares of $.001 par value common stock issued.

WESTMOUNTAIN INDEX ADVISOR, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2011	October 31, 2010
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$533,077	$512,006
Prepaid expenses	644,292	2,500
Accounts receivable	-	-
Subscription receivable	25,000	-
Other current assets	5,500	-
Total current assets	1,207,869	514,506

EQUIPMENT, NET	152,630	-

OTHER ASSETS
Contractual rights	550,000	150,000
Mining claims	15,903	11,275
Security deposits	2,050	-

TOTAL ASSETS	$1,928,452	$675,781

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$141,718	$101,869
Accrued payroll and vacation	34,055	-
Accrued expenses - related parties	59,595	61,728
Demand promissory notes	-	150,000
Total current liabilities	235,368	313,597

LONG TERM LIABILITIES:
Derivative liability-warrants	-	4,200
Convertible debentures	-	625,000
TOTAL LONG TERM LIABILITIES	-	629,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and
outstanding at 4/30/11 and 10/31/10, respectively	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 12,753,408
and 16,000,002 shares issued and outstanding at 4/30/11 and 10/31/10, respectively	12,753	228,002
Additional paid in capital	3,574,503	-
Accumulated deficit	(1,894,172)	(495,018)
Total stockholders' equity	1,693,084	(267,016)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,928,452	$675,781

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended	Six Months Ended	From March 25, 2010 (Inception)
	April 30, 2011	April 30, 2010	to April 30, 2011
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	-
COST OF SALES	-	-	-
GROSS PROFIT	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	505,982	23,287	948,441
EXPLORATION EXPENSE	-	-	-
OPERATING LOSS	(505,982)	(23,287)	(948,441)

OTHER INCOME (EXPENSE):
Interest (expense) income, net	(29,172)	5	(41,531)
Financing fee	36,000	-	(4,200)
Merger expense	(900,000)	-	(900,000)
Total other expense	(893,172)	5	(945,731)

NET LOSS	(1,399,154)	(23,282)	(1,894,172)

Basic and diluted loss per common share attributable to WestMountain Index Advisor, Inc. and subsidiaries common shareholders-
Basic and diluted loss per share	$(0.18)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	8,607,260	2,353,313

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended		From March 25, 2010 (Inception)
	April 30, 2011	April 30, 2010	to April 30, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,399,154)	$(23,282)	$(1,894,172)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	4,363	-	4,363
Issuance of capital stock and warrants for services and expenses	1,035,944	56,002	1,077,468
Changes in operating assets and liabilities:	-	-	-
Accounts receivable	-	(6,000)	-
Prepaid expenses	(158,568)	-	(161,068)
Other current assets	(5,500)	-	(5,500)
Contractual rights	(150,000)	1,250	(150,000)
Other assets	(2,050)	-	-
Accounts payable - trade and accrued expenses	(19,244)	16,728	144,353
CASH USED IN OPERATING ACTIVITIES	(694,209)	44,698	(984,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(156,344)	-	(156,344)
Cash acquired in merger	101,252	-	101,252
Cash paid for mining claims	(4,628)	(5,112)	(11,275)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(59,720)	(5,112)	(66,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	5,000	-	630,000
Repayment of debenture notes	(630,000)	-	(630,000)
Proceeds from demand promisory notes	400,000	-	550,000
Proceeds from the issuance of common stock	1,000,000	-	1,034,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	775,000	-	1,584,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,071	39,586	533,077

CASH AND CASH EQUIVALENTS, beginning of period	512,006	-	-

CASH AND CASH EQUIVALENTS, end of period	$533,077	$39,586	$533,077

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

WestMountain items acquired in merger
Other Current Assets	$44,670	$-	$-
Fixed assets	$649	$-	$-
Accounts payable and other accrued liabilities	$(86,815)	$-	$-

Non-cash investing and financing activities:
Stock issuance for contractual rights	$250,000	$150,000	$400,000
Debt converted to common stock	$1,160,547	$-	$1,160,547

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

THE COMPANY AND OUR BUSINESS

WestMountain Index Advisor, Inc., a Colorado Corporation, (“WestMountain,” “WMTN” or the “Company”) originally planned to act as a developer of indexes that allow investors to access specific market niches or sub-markets. It had planned to earn income by helping investors identify and access specific market niches or sub-markets using its index products.

In previous filings, the Company had disclosed that if it were not successful in its operations, it would be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital;
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

As it became apparent that its original plans were not developing as hoped, the Company began looking at these options.  During this effort, the Company identified an opportunity to take advantage of option 4.

On September 17, 2010, the Company executed a non-binding term sheet with Terra Mining Corporation (“TMC”), a private British Columbia, Canada corporation, whereby WMTN would acquire TMC in a reverse merger transaction.

The Company acquired TMC on February 28, 2011 and changed its focus to an exploration and development company that explores, acquires, and develops advanced stage properties. TMC has a high-grade gold system in the resource definition phase with 168,000 oz of inferred gold which in total offers potential of greater than 1,000,000 ounces. The property consists of 240 Alaska state mining claims covering approximately 130 square kilometers. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.

As this transaction was accounted for as a reverse merger, the historical financial statements presented herein are those of TMC. The Company, subsequent to the acquisition of TMC, adopted TMC’s fiscal year which has an October 31 fiscal year end.

Reverse Stock Split

Effective with the commencement of trading on October 12, 2010, the Company reverse split its Common Shares. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each four Old Common Shares held, thus effecting a one-for-four reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares.

Liquidity and Going Concern

During the fiscal year ended October 31, 2010 and the six months ended April 30, 2011, the Company had no revenues.

With the acquisition of TMC, the Company expects that compared to the historic expenses incurred by TMC and, subject to raising additional capital, expenditures will ramp up for exploration and development.  The Company has budgeted expenditures for 2011 of approximately $1,100,000 to $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development. The Company may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead to meet the revenue from current operations. In addition, the Company expects that it will need to raise additional funds if it decides to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if it must respond to unanticipated events that require it to make additional investments. The Company cannot assure that additional financing will be available when needed on favorable terms, or at all.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the “Business Subsequent to the Acquisition” as described in this Form 10-Q. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of West Mountain and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended April 30, 2011 and 2010 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of TMC is presented to assist in understanding the Company’s consolidated financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
These consolidated financial statements include our consolidated financial position, results of operations, and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Foreign Currency Translation
The consolidated financial statements are presented in US dollars, which is the parent company’s and its subsidiary’s functional currency and the Company’s presentation currency. Transactions in foreign currencies are initially recorded in the functional currency at the rate in effect at the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies are retranslated at the spot rate of exchange in effect at the reporting date. All differences are taken to the consolidated statement of operations and comprehensive loss. Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the initial transaction.

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of April 30, 2011, the Company had no uninsured cash amounts.

Equipment
Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3 years.

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

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

The Company has access to the camp by airplane. There is no road access from camp to the project area where drilling and bulk sampling mining occurs. It is approximately 1 1/2 miles from camp to the project area.  Power generation is by diesel generator at the camp. Fuel is brought in for the generators by a cargo plane to the airstrip.

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of, April 30, 2011, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
The Company operates in Alaska. The State of Alaska Deprtment of Natural Resources require a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. The Company does not expect to exceed the minimum requirements and is not expected to be required to file a reclamation bond until the project advances and feasibility justifies expansion.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of April 30, 2011, the Company had warrants for the purchase of 9,586,095 common shares which were considered but were not included in the computation of loss per share at April 30, 2011 because they would have been anti-dilutive. As of October 31, 2010, the Company had and has no outstanding contracts to issue common stock other than the stock issued with respect to the acquisition of TMC as discussed in this Form 10-Q.

Prepaid expenses
Prepaid expenses were $644,292 and $2,500 as of April 30, 2011 and October 31, 2010, respectively. The expenses reflect amounts paid for the 2011 Alaska drilling that is scheduled for July-September, 2011.

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

Reclassifications
Certain reclassifications have been made to the Company’s financial statements for prior periods to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
Recent accounting pronouncements applicable to us are summarized below.

In April 2010,  the FASB issued  Accounting  Standard  Update  ("ASU")  2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based  Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial  position,  results of operations  or cash flows of the  Company. In March 2010, the FASB issued ASU No.2010-11, which is included in the Certification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company's financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3. REVERSE MERGER TRANSACTION WITH TMC

Confirmation of Close of Share Exchange Agreement with TMC

On February 28, 2011, WMTN and TMC entered into a Close of Share Exchange Agreement. This Agreement confirmed the closing of the acquisition of TMC by WMTN in a reverse merger transaction whereby the shareholders and board of TMC became the majority holder and acquired operating control of the combined companies.   In connection with this acquisition of TMC by WMTN, several other definitive agreements were entered into, including the sales of unregistered securities.

Share Exchange Agreement with TMC

On February 18, 2011, WMTN entered into a Share Exchange Agreement with Gregory Schifrin, American Mining Corporation (“AMC”) and James Baughman to acquire 100% of the issued and outstanding shares of common stock of TMC in exchange for 1,500,000 shares of restricted common stock of WMTN, par value of $.001 per share.

In addition, WMTN issued warrants to the TMC founder investors Gregory Schifrin and James Baughman for 300,000 and 200,000 shares of WMTN common stock, respectively. WMTN issued warrants to other TMC founder investors for 500,000 shares of common stock. The warrants expire February 17, 2014 and are exercisable at $.001 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares and shares issuable upon exercise of the warrants within ninety days on a best efforts basis.

On February 18, 2011, WMTN entered into a Share Exchange Agreement with Mining Minerals LLC (owned 60% and 40 % by Gregory Schifrin and James Baughman, respectively) whereby WMTN acquired the claims recorded with the Alaska Department of Natural Resources, Recording Numbers 2010-000468-0 through 2010-000481-0, recorded on October 19, 2010, in exchange for a total of 5,000,000 shares of common stock of WMTN. As of February 18, 2011, the Alaska claims are owned by WMTN.

At closing and reflecting the above reverse merger transactions, existing WMTN shareholders and TMC shareholders owned 30.3% and 69.7%, respectively of WMTN.

Other Reverse Merger Agreements

On February 18, 2011, WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $.001 per share.  WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REVERSE MERGER TRANSACTION WITH TMC (continued)

Rescission Agreement with Debenture Holders

During September and October, 2010, TMC issued interest bearing non-secured Debenture Notes totaling $625,000. During November 2010, an additional Debenture Note was issued for $5,000, increasing the total to $630,000.The Debenture Notes had a term of three years and included interest of 12% per year.  The outstanding principal and interest were convertible at a rate of $0.0125 per TMC share.  Upon conversion the related derivative liability of $4,200 was expensed to financing fees.

On February 18, 2011, TMC signed a Rescission Agreement with the holders of Debenture Notes (“Debenture Notes”).  TMC rescinded the Debenture Notes by returning the $630,000 invested by the Debenture Holder, plus $30,547 of interest thereon in accordance with the terms of the Debentures Notes.

Stock Purchase Agreement with TMC

On February 18, 2011, WMTN entered into a Stock Purchase Agreement with TMC related to the acquisition of Terra Gold Corporation (“TGC”), a wholly owned subsidiary of TMC. Under the terms of the Stock Purchase Agreement, WMTN acquired 100% of TGC by assuming $500,000 in debt plus accrued interest of $7,685 owed to BOCO Investments LLC (“BOCO”).

Conversion of BOCO Demand Promissory Notes (“Notes”)

On August 5, 2010, TMC issued a Note to BOCO totaling $100,000.   The Note included interest of 15% per annum and was payable on November 3, 2011.  As part of the consideration for the loan, TMC issued warrants to BOCO to acquire 300,000 shares of TMC common stock at an exercise price of $0.001 per share.

On December 22, 2010, TMC issued a non-interest bearing Note to BOCO in the amount of $400,000.    As part of the consideration for this loan, TMC issued warrants to BOCO to acquire 800,000 shares of TMC common stock at an exercise price of $0.001 per share.

On January 12, 2011, the Company entered into a Forbearance Agreement with BOCO. Under the terms of the Forbearance Agreement, the Company and BOCO agreed to not exercise their rights under the Notes until the earlier of February 2, 2011, the date of an event of default occurs under the Note or the date the Company fails to comply with the terms and conditions of the Forbearance Agreement.

These Notes were assumed by WMTN as payment for its acquisition of TGC discussed above.

The WMTN ownership, at the conclusion of these transactions and including the post closing transactions summarized below, is as follows:

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REVERSE MERGER TRANSACTION WITH TMC (continued)

			Post Close		Close
		No. of	Transaction	Fully Diluted	Share Exchange
		Shares as of	Ownership	Ownership	Ownership
Shareholders	Descritpion	4/30/2011%		%	%
Outstanding WMTN Shares prior to transactions described below
WestMountain Purple LLC	Current shares issued and outstanding	1,000,000	6.8%	4.5%	9.3%
WestMountain Asset Management (WASM) warrants for advisory services etc.(this is sole shareholder of WMTN)	New issuance at $.001 per share	925,000		4.1%	9%
Other WMTN shareholders	Current shares issued and outstanding	1,328,313	9.0%	5.9%	12.4%
	Subtotals	3,253,313	15.9%	14.6%	30.3%
Share Exchange Agremeent - TMC shares exchanged for WMTN shares
AMC shareholders	New issuance at $.001 per share	468,750	3.2%	2.1%	4.4%
Gregory Schifrin and James Baughman shares-AK Claim Acquisition	New issuance at $.001 per share	5,000,000	34.1%	22.4%	46.5%
TMC Founder Warrants( no value assigned part of share exchange)	New issuance at $.001 per share	1,000,000		4.5%	9.3%
Gregory Schifrin and James Baughman TMC founder shareholders	New issuance at $.001 per share	1,031,250	7.0%	4.6%	9.6%
	Subtotals	7,500,000	44.3%	33.6%	69.7%
THIS IS ACCOUNTED FOR AS A REVERSE MERGER, TMC SHAREHOLDER' ARE THE MAJORITY SHAREHOLDERS' AFTER THE MERGER AND TMC CONTROLS THE BOARD
	Total at asset purchase	10,753,313		48.1%	100.0%
Post Share Exhange Transactions for Capitalization
BOCO Investments LLC conversion of TMC Demand Promissory Notes	$500,000 at $.50 per share	1,000,000	6.8%	4.5%
BOCO (for additional cash subscription at closing)	$50,000 at $0.50 per share	100,000	0.7%	0.4%
New investment in WMTN by former TMC debt holders	$630,000 at $.50 per share plus $30,547 in interest	1,321,095	9.0%	5.9%
WMTN private placement	$470,000 at $.50 per share	940,000	6.4%	4.2%
Mark Scott advisory services	64,000 shares	64,000	0.4%	0.3%
Ben Porterfield Extension Agreement(capitalized as JV agreement for contribution of TMC mineral rights)	New issuance at $.001 per share	500,000	3.4%	2.2%
Total New Issuance		3,925,095	26.7%	17.6%

Total WMTN Shares Outstanding Transaction Close Post Share Exchange and Capitalization		14,678,408	86.9%	80.3%

Total WMTN Shares Outstanding Transaction Close Post Share Exchange and Capitalization, Net of Warrants		12,753,408

Warrants

Capital Peak Partners for advisory services(merger expense valued at $0.50 per black scholes)	New issuance at $.001 per share	1,800,000		8.1%
BOCO Investments LLC - Warrants for 1 million WASM shares total	New issuance at $.001 per share	1,000,000		4.5%
Warrants *	New issuance at $.75 per share	3,361,095		15.0%
Sterling Group	New issuance at $.50 per share	300,000		1.3%
Logic International Consulting Group LLC	New issuance at $1.00 per share	1,200,000		5.4%
	Total other	7,661,095		34.3%

Total Fully Diluted WMTN Shares Outstanding Transaction Close Post Share Exchange and Capitalization	Total at closing of tranaction	22,339,502		100.0%

Contingent Shares-
International Tower Hill Mines Ltd for TGC issuance obligation	250,000 shares annually starting 12/31/11	1,000,000

* New subscriptions also get warrants for same number of shares purchased exerciseable at $.75 per share.

The acquisition of TMC by WMTN has been accounted for as a reverse acquisitions and recapitalization.  The WMTN assets and liabilities acquired are recorded at historical cost basis as follows:

West Mountain Balance Sheet Items at Acquisition

Cash	$101,252
Note Receivable	35,644
Prepaid Expenses	9,026
Equipment, net	649
Accounts payable - trade	(66,815)
Accrued liabilities	(20,000)
Net assets assigned to additional paid in capital	$59,756

The results of operations of WMTN are included in the Consolidated Statements of Operations for the period February 18, 2011 through April 30, 2011.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REVERSE MERGER TRANSACTION WITH TMC (continued)

	As Reported Six Months Ended April 30, 2011	Pre-Acquisition Operations of WestMountain November 1, 2010 - February 27, 2011	Pro Forma Six Months Ended April 30, 2011

Revenue	$-	$-	$-
Net loss per common share	1,399,154	125,724	1,524,878
Net loss per common share	0.18		0.19

NOTE 4. AGREEMENTS

Exploration, Development and Mine Operating Agreement

Joint Venture Agreement
On September 15, 2010, TMC, TGC and Raven signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). TMC agreed to have 250,000 shares of WMTN common stock issued to Raven no later than one year after the closing of the acquisition of TMC by WMTN and 250,000 shares of WMTN common stock on or before December 31, 2011, December 31, 2012 and December 31, 2014. The $50,000 due with the signing of the Letter of Intent in February 2010 was paid Sept 17, 2010. TMC had incurred $223,102 of project expenses in 2010 and $377,841 in 2011 for total TMC project costs of $600,943.

The JV Agreement has a term of twenty years, which can continue longer as long as products are produced on a continuous basis and thereafter until all materials, equipment and infrastructure are salvaged and disposed of, environmental compliance is completed and accepted and the parties have completed a final accounting. The JV Agreement defines terms and conditions where TMC and TGC earns a 51% interest with the following payments and stock issuances-

Pay the following options payments-

Payment of $10,000 with the signing of the Letter of Intent in February 2010 (paid September 2010).
Payment of $40,000 with the signing of the JV Agreement (paid September 2010).
Payment of $100,000 on or before December 31, 2011.
Payment of $150,000 on or before December 31, 2012.

Provide the following project funding-

Payment of $1 million in project expenses on or before December 31, 2011, including $100,000 to Raven.
Payment of $2.5 million in additional project expenses on or before December 31, 2012, including $100,000 to Raven.
Payment of $2.5 million in additional project expenses on or before December 31, 2013.

Issue the following common stock, which is subject to a two year trading restriction, upon the completion of the acquisition of TMC by WMTN:

Issue 250,000 shares of WMTN common stock no later than one year after the closing of the reverse merger.
Issue 250,000 shares of WMTN common stock on or before December 31, 2011 and December 31, 2012.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. AGREEMENTS (continued)

TMC and TGC then can increase its interest to 80% in the project with the following payments and stock issuances-

Payment of $150,000 on or before December 31, 2013.
Payment of $3.05 million in additional project expenses on or before December 31, 2014.
Issue 250,000 shares of WMTN common stock on or before December 31, 2014.

The failure to operate in accordance with the JV Agreement could result in our ownership being reduced or the JV Agreement being terminated.

Amended Agreement with Ben Porterfield

On January 7, 2011, TMC entered into a Amended Agreement with Ben Porterfield related to five mining claims known as Fish Creek 1-5 (ADL-648383 through ADL-648387). As part of this Amended Agreement Ben Porterfield consented to certain conveyances, assignments, contributions and transfers related to this above five mining claims as part of the JV Agreement. TMC paid $50,000 to Ben Porterfield and issued 500,000 shares of WMTN restricted common stock. The common stock was recorded as Contractual Rights at $250,000 or $.50 per share. Another $50,000 payment is due in October 2011 and Mr. Porterfield is to receive 200 tons of Bens Vein over the next two years.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	Estimated
	Useful Lives	April 30, 2011	October 31, 2010

Mining and other equipment	3 years	$157,006	$-
Less: accumulated depreciation		(4,376)	-
		$152,630	$-

Depreciation expense for the six months ended April 30, 2011 and 2010 was $4,476 and $0.00, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

Share Exchange Agreement with TMC

WMTN entered into a Share Exchange Agreement with Gregory Schifrin, American Mining Corporation (“AMC”) and James Baughman to acquire 100% of the issued and outstanding shares of common stock of TMC in exchange for 1,500,000 shares of restricted common stock of WMTN, par value of $.001 per share.

In addition, WMTN issued warrants to the TMC founder investors Gregory Schifrin and James Baughman for 300,000 and 200,000 shares of WMTN common stock, respectively. WMTN issued warrants to other TMC founder investors for 500,000 shares of common stock. The warrants expire February 17, 2014 and are exercisable at $.001 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares and shares issuable upon exercise of the warrants within ninety days on a best efforts basis.

WMTN entered into a Share Exchange Agreement with Mining Minerals LLC (owned 60% and 40 % by Gregory Schifrin and James Baughman, respectively) whereby WMTN acquired the claims recorded with the Alaska Department of Natural Resources, Recording Numbers 2010-000468-0 through 2010-000481-0, recorded on October 19, 2010, in exchange for a total of 5,000,000 shares of common stock of WMTN. As of February 18, 2011, the Alaska claims are owned by WMTN.

Other Reverse Merger Agreements

WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a  WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $.001 per share.  The Warrant is in substantially the form and with the terms as contained in Exhibit 10.14 filed herewith (the “$0.001 Warrant Form”).  WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. RELATED PARTY TRANSACTIONS (continued)

Joint Venture Agreement

On September 15, 2010, TMC, TGC and Raven signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). TMC agreed to have 250,000 shares of WMTN common stock issued to Raven no later than one year after the closing of the acquisition of TMC by WMTN and 250,000 shares of WMTN common stock on or before December 31, 2011, December 31, 2012 and December 31, 2014. The $50,000 due with the signing of the Letter of Intent in February 2010 was paid Sept 17, 2010. TMC had incurred $223,102 of project expenses in 2010 and $377,841 in 2011 for total TMC project costs of $600,943.

Stock Purchase Agreement with TMC

On February 18, 2011, WMTN entered into a Stock Purchase Agreement with TMC related to the acquisition of Terra Gold Corporation (“TGC”), a wholly owned subsidiary of TMC. Under the terms of the Stock Purchase Agreement, WMTN acquired 100% of TGC by assuming $500,000 in debt plus accrued interest of $7,685 owed to BOCO Investments LLC (“BOCO”).

Any material related party transactions are reported in applicable sections of this Form 10-Q.

NOTE 7. EQUITY TRANSACTIONS

During the period starting February 18, 2011, WMTN entered into Subscription Agreements with accredited investors totaling $1,150,000. WMTN agreed to issue 2,361,095 shares of restricted WMTN common stock at an average price of $.50 and 3,361,095 warrants  to purchase  common stock (substantially in the form and with the terms as  contained in Exhibit 10.15 filed herewith (the “$0.75 Warrant Form”). The warrants expire February 17, 2014 and are exercisable at $.75 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrants within ninety days on a best efforts basis. The common stock shares do not have registration rights.

On February 18, 2011, WMTN entered into a Consulting Agreement with Capital Peak Partners LLC (“CPP and CPP Agreement”). Under the terms of the CPP Agreement, CPP agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending February 17, 2012. CPP received a Warrant for 1,800,000 shares at $.001 per share (subject to terms as contained in the $0.001 Warrant Form). The warrant was valued at $0.50 per share using the Black-Scholes-Merton option valuation model. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the Warrant within ninety days on a best efforts basis.

On April 1, 2011, the Company issued a warrant for the purchase of 300,000 shares of common stock of the Company to the Sterling Fund for advisory services.  The warrant has an exercise price of $0.50 and expires in April 2014,The warrant was valued at $.39 per share using the Black-Scholes-Merton option valuation model. The warrant expires March 31, 2014 and is callable if registered and with five closing trading prices of the Company’s common stock over $4.00 per share.

On April 7, 2011, the Company signed a Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Company issued Logic a Warrant dated April 7, 2011 for the purchase of 1,200,000 shares of the Company’s common stock. The Warrant exercise price is $1.00 per share and it expires April 6, 2014. The warrant was valued at $.35 per share using the Black-Scholes-Merton option valuation model. The Warrant may be called by the Company if registered and with a closing price $4.00 or more for five trading days.

WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a  WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $.001 per share.  The Warrant is in substantially the form and with the terms as contained in Exhibit 10.14 filed herewith (the “$0.001 Warrant Form”).  WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis.

WMTN issued warrants to the TMC founder investors Gregory Schifrin and James Baughman  for 300,000 and 200,000 shares of WMTN common stock, respectively. WMTN issued warrants to other TMC founder investors for 500,000 shares of common stock. The warrants expire February 17, 2014 and are exercisable at $.001 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares and shares issuable upon exercise of the warrants within ninety days on a best efforts basis.

WMTN issued 1,000,000 shares of its common stock and a warrant to acquire an additional 1,000,000 shares of WMTN common stock exercisable for $0.001 per share to BOCO in exchange for the $500,000 demand note.

During the six months ended April 30, 2011, the equity transactions were discussed in Note 3.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EQUITY TRANSACTIONS (continued)

 A summary of the warrants issued are as follows:

	April 30 ,2011		October 31, 2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	1,100,000
Issued	9,586,095	$0.404	1,100,000	$0.001
Exercised	-
Forfeited	(1,100,000)
Expired	-
Outstanding at end of period	9,586,095	$0.404	1,100,000	$0.001
Exerciseable at end of period	9,586,095		1,100,000

A summary of the status of the warrants outstanding as of April 30, 2011 is presented below:

	April 30 ,2011
Number of warrants	Weighted Average Remaining Life	Weighted Average Price per share	Shares Exerciseable	Weighted Average Exercise Price
5,725,000	2.92	$ 0.001	5,725,000
300,000	2.92	0.50	300,000
2,361,095	2.92	0.75	2,361,095
1,200,000	2.92	1.00	1,200,000
9,586,095		$ 0.40	9,586,095	$ 0.40

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the periods ended April 30, 2011 were as follows:

2011
Dividend Yield	0%
Expected Life	3 years
Expected Volatility	143%
Risk-Free Interest Rate	2%

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin (“Schifrin Agreement”). Under the terms of the Schifrin Agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin received a $10,000 bonus for entering into the Schifrin Agreement and is eligible for employee benefit programs, including 4 weeks vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

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

On February 18, 2011, the Company entered into a Consulting Agreement with Mark Scott (“Scott Consulting Agreement”). Under the terms of the Scott Consulting Agreement, Mr. Scott agreed to consult on the TMC reorganization and complete the filing of certain SEC filings during the period ending April 8, 2011.  Mr. Scott received $12,000 in cash and 24,000 shares of the Company’s restricted common stock. The terms of his appointment as CFO are to be finalized at the conclusion of the Scott Consulting Agreement. On April 11, 2011, the Board awarded Mr. Scott an additional $20,000 in cash and 40,000 shares of the Company’s restricted common stock.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS (continued)

On April 18, 2011, the Company entered into an Employment Agreement (“Scott Employment Agreement”) with Mark Scott as the Company’s Chief Financial Officer, which was effective April 9, 2011. The Scott Employment Agreement replaced the Scott Consulting Agreement dated February 18, 2011 and which expired on April 8, 2011.

Under the terms of the Scott Employment Agreement, Mr. Scott was appointed Chief Financial Officer for an indefinite period at a salary of $96,000 per year. Mr. Scott is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Scott is eligible for employee benefit programs, including 4 weeks vacation per year, medical benefits, life and disability insurance. Mr. Scott may resign with 60 days notice. If Mr. Scott is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, one times his annual salary, one times his targeted annual bonus, one times his last year’s bonus and any accrued vacation.

The Board of Directors awarded Mr. Scott monthly 6,000 shares of the Company’s common stock at $.50 per share for a period of one year and is to be renewed upon approval annually. As of April 30, 2011, these shares had not been issued.

Consulting Agreements

On February 18, 2011, WMTN entered into a Consulting Agreement with Capital Peak Partners LLC (“CPP and CPP Agreement”). Under the terms of the CPP Agreement, CPP agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending February 17, 2012. CPP received a Warrant for 1,800,000 shares at $.001 per share (subject to terms as contained in the $0.001 Warrant Form). The warrant was valued at $0.50 per share using the Black-Scholes-Merton option valuation model. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the Warrant within ninety days on a best efforts basis. In addition, CPP was paid a $125,000 bonus because WMTN received $1,500,000 in funding or debt conversions.

On April 1, 2011, the Company issued a warrant for the purchase of 300,000 shares of common stock of the Company to the Sterling Fund for advisory services.  The warrant has an exercise price of $0.50 and expires in April 2014. The warrant was valued at $.39 per share using the Black-Scholes-Merton option valuation model. The warrant expires March 31, 2014 and is callable if registered and with five closing trading prices of the Company’s common stock over $4.00 per share.

On April 7, 2011, the Company signed a Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement expires April 6, 2013 and can be cancelled with cause or at the end of any calendar month with ninety days written notice.  The Logic Agreement automatically renews for an additional year at the end of the initial term unless either party provides 30 days written notice prior to the end of the initial term. The Logic Agreement requires a monthly payment of $40,000 after the initial monthly payment of $30,000. The Company issued Logic a Warrant dated April 7, 2011 for the purchase of 1,200,000 shares of the Company’s common stock. The Warrant exercise price is $1.00 per share and it expires April 6, 2014. The warrant was valued at $.35 per share using the Black-Scholes-Merton option valuation model. The Warrant may be called by the Company if registered and with a closing price $4.00 or more for five trading days.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS (continued)

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended April 30,	Total
2012	$150,000	$-	$150,000
2013	100,000	0	100,000
2014	125,000	0	125,000
2015	125,000	0	125,000
2016	125,000	0	125,000
Beyond	125,000	0	125,000
Total	$750,000	$-	$750,000

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this report reflect the good-faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below as well as those discussed elsewhere in this report (including in Part II, Item 1A (Risk Factors)). Readers are urged not to place undue reliance on these forward-looking statements because they speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

GENERAL DEVELOPMENT OF BUSINESS

THE COMPANY AND OUR BUSINESS

WMTN is an exploration and development company that explores, acquires, and develops advanced stage properties. It has a high-grade gold system in the resource definition phase with 168,000 oz of inferred gold which in total offers potential of greater than 1,000,000 ounces. The property consists of 240 Alaska state mining claims covering approximately 130 square kilometers. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.

Company has budgeted expenditures for 2011 of approximately $1,100,000 to $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development. to implement the business plan as described above.  For further details see “Cash Requirements” below.

WMTN believes that it has sufficient capital in the short term for our current level of operations but, as discussed in greater detail below under “Cash Requirements,” we will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. As described in Item 1.01 above and discussed under “Cash Requirements” below, we must expend $9,050,000 over the next four years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

CORPORATE INFORMATION

We were incorporated in the state of Colorado on October 18, 2007.  Our principal executive office is located at 2186 S. Holly St., Suite 104, Denver, CO 80222, and our telephone number is (303) 800-0678.   The Company’s principal website address is located at www.terraminingcorp.com. The information on our website is not incorporated as a part of this Form 10-Q.

THE COMPANY’S COMMON STOCK

Our common stock currently trades on the OTCBB Exchange ("OTCBB") under the symbol "WMTN."

KEY MARKET PRIORITIES

Our primary key market priority will be to proceed with the TMC project and other mining opportunities that may present themselves from time to time. We cannot guarantee that the TMC project will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development Company.

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to the volatility of the price of gold, our reserve estimates, operating as a going concern, unique difficulties and uncertainties in mining exploration ventures, our need for additional financing, and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in this item.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Six months ended April 30, 2011
	2011	2010	$ Variance	% Variance
	(unaudited)
Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	506	23	483	-2100.0%
Operating loss	(506)	(23)	(483)	-2100.0%
Other income (expense):
Interest expense	(29)	-	(29)	-100.0%
Finance fee	36	-	36	100.0%
Merger expense	(900)	-	(900)	-100.0%
Total other expense	(893)	-	(893)	-100.0%
Net loss	(1,399)	(23)	(1,376)	-5982.6%

SIX MONTHS ENDED APRIL 30, 2011 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 2010

EXPENSES

Selling, general and administrative expenses for the six months ended April 30, 2011 increased $483,000 to $506,000 as compared to $23,000 for the six months ended April 30, 2010. We acquired TMC on February 28, 2011.

The selling, general and administrative expenses for the six months ended April 30, 2011 consisted primarily of employee and independent contractor expenses, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs.

NET LOSS

Net loss for the six months ended April 30, 2011 was $1,399,000 as compared to a net loss of $23,000 for the six months ended April 30, 2010. The net loss included $1,040,000 of non-cash expenses related to the reverse merger transaction.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $.5 million, working capital of approximately $.5 million and no indebtedness as of April 30, 2011. In addition, we have $.8 million due under operating leases in 2011 and future years.

Over the next twelve months WMTN expects that, subject to the availability of capital, we will expend approximately $1,100,000 to $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.

WMTN believes that it has sufficient capital in the short term for our current level of operations but, we will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. We must expend $9,050,000 over the next four years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

Our principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt.  WMTN plan to raise funds for each step of the project and as each step is successfully completed, raise additional capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once..  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

Our primary activity will be to proceed with the TMC project and other mining opportunities that may present themselves from time to time. We cannot guarantee that the TMC project will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development Company.

 OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended April 30, 2011 was $.7 million. This amount was primarily related to a net loss of $1.4 million, depreciation and amortization and other non-cash expenses related to the reverse merger transaction of $1.0 million and an increase in prepaid expenses of $.2 million and contractual rights of $.2 million.

INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended April 30, 2011 was $.1 million. This amount was primarily related to fixed asset additions of $.2 million, offset by cash acquired in merger of $.1 million.

FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended April 30, 2011 was $.8 million. This amount was primarily related to the issuance of promissory notes and common stock.

The Company’s unaudited contractual cash obligations as of April 30, 2011 are summarized in the table below:

Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$750,000	$150,000	$225,000	$250,000	$125,000
Capital lease obligations	0	0	0	0	0
Note payable	0	0	0	0	0
Mining expenditures	9,050,000	1,000,000	2,500,000	2,500,000	3,050,000
Acquisitions	0	0	0	0	0
	$9,800,000	$1,150,000	$2,725,000	$2,750,000	$3,175,000

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 2 to the financial statements set forth in this report), the following policies involve a higher degree of judgment and/or complexity:

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of April 30, 2011, the Company had no uninsured cash amounts.

Equipment
Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3years.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of, March 31, 2011, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
TMC operates in Alaska. The State of Alaska Department of Natural Resources require a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. In year one, TMC does not expect to exceed the minimum requirements and is not expected to be required to file a reclamation bond. As the project advances and feasibility justifies expansion, TMC may exceed the minimums outlined and may be required to file a reclamation plan and bond.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) regarding us and our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, projections of revenues and profitability, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

The volatility of the price of gold could adversely affect our future operations and, if warranted, our ability to develop our properties.

The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold and other precious metals.  The price of gold may also have a significant influence on the market price of our common stock and the value of our properties.  Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received.  A decrease in the price of gold may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold prices.

As of May 18, 2011, the price of gold was $1,497 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

 Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, estimates of mineralized material presented in our press releases and regulatory filings are based upon estimates made by us and our consultants.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties.  Until mineralized material is actually mined and processed, it must be considered an estimate only.  These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.  We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably.  Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital.  There can be no assurance that minerals recovered in small scale metallurgical tests will be recovered at production scale.

The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove inaccurate.  Extended declines in market prices for gold and silver may render portions of our mineralized material uneconomic and adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

We need to continue as a going concern if our business is to succeed.

The WMTN Form 10-K for the year ended December 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  The audited financial statements for TMC for the period of inception from March 25, 2010 to October 31, 2010 indicates that there are a number of factors that raise substantial doubt about its ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of April 30, 2011 we had cash in the amount of $.5 million.

Our business plan calls for significant expenses in connection with the exploration of the property.  We do not currently have sufficient funds to conduct continued exploration on the property and require additional financing in order to determine whether the property contains economic mineralization.  We will also require additional financing if the costs of the exploration of the property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, silver and gold, investor acceptance of our property and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

Because we have commenced limited business operations, we face a high risk of business failure.

We are preparing to conduct exploration on our properties in the spring of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company just acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have not earned any revenues as of the date of this Current Report on Form 8-K.  TMC itself has only been in existence since March 25, 2010.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the mineral claims and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering certain of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

We lack an operating history and we expect to have losses in the future.

Except for our initial exploration efforts as described above, we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

●	Our ability to locate a profitable mineral property;

●	Our ability to generate revenues; and

●	Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in foreseeable future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  Although we have conducted due diligence investigation prior to entering into the Definitive Agreement, risk remains regarding any undisclosed or unknown liabilities associated with this project. The payment of such liabilities may have a material adverse effect on our financial position.

Because we are small and do not have sufficient capital, we may have to cease operation even if we have found mineralized material.

Because we are small and do not have sufficient capital, we must limit our exploration. Because we may have to limit our exploration, we may be unable to mine mineralized material, although our mineral claims contain mineralized material. If we cannot mine mineralized material, we may have to cease operations.

If we become subject to onerous government regulation or other legal uncertainties, our business will be negatively affected.

Governmental regulations impose material restrictions on mineral property exploration and development. Under Alaska mining law, to engage in exploration will require permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. If we proceed to commence drilling operations on the mineral claims, we will incur additional regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to mineral exploration is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues.  In addition to new laws and regulations being adopted, existing laws may be applied to limit or restrict mining that have not as yet been applied.  These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue to source exploration mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties.  Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Weather and location challenges may restrict and delay our work on our property.

We plan to conduct our exploration on a seasonal basis, it is possible that snow or rain could restrict and delay work on the properties to a significant degree. Our property is located in a relatively remote location, which creates additional transportation and energy costs and challenges.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

Trading of our stock may be restricted by Blue Sky eligibility and the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The Company currently is not Blue Sky eligible. In addition, the SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Under the penny stock rules, additional sales practice requirements are imposed on broker-dealers who sell to persons other than established customers and "accredited investors."  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers to trade in the Company’s securities.  The Blue Sky eligibility and the penny stock rules may discourage investor interest in and limit the marketability of, the Company’s common stock.

The sale of a significant Number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 19, 2011, there were 12.8 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

We may engage in acquisitions, mergers, strategic alliances, joint ventures and divestitures that could result in financial results that are different than expected.

By signing the Definitive Agreement with Raven and ITH and the Amended Agreement with Ben Porterfield, we entered into a joint venture to move the project forward.  In the normal course of business, we may engage in other discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. All such transactions are accompanied by a number of risks, including:

●	Use of significant amounts of cash,

●	Potentially dilutive issuances of equity securities on potentially unfavorable terms,

●	Incurrence of debt on potentially unfavorable terms as well as impairment expenses related to goodwill and amortization expenses related to other intangible assets, and

●
The possibility that we may pay too much cash or issue too many of our shares as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

●	The process of integrating any acquisition may create unforeseen operating difficulties and expenditures. The areas where we may face difficulties in the foreseeable include:

●	Diversion of management time, during the period of negotiation through closing and after closing, from its focus on operating the businesses to issues of integration,

●
The need to integrate each Company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented,

●	The need to implement controls, procedures and policies appropriate for a public Company that may not have been in place in private companies, prior to acquisition,

●	The need to incorporate acquired technology, content or rights into our products and any expenses related to such integration, and

●	The need to successfully develop any acquired in-process technology to realize any value capitalized as intangible assets.

From time to time, we may engage in discussions with candidates regarding potential acquisitions. If a divestiture such as this does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

●	Effectively transfer liabilities, contracts, facilities and employees to any purchaser,

●	Identify and separate the intellectual property to be divested from the intellectual property that we wish to retain,

●	Reduce fixed costs previously associated with the divested assets or business, and

●	Collect the proceeds from any divestitures.

In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

The market price of our common stock may be volatile.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

●
Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets,

●	Issuance of convertible or equity securities for general or merger and acquisition purposes,
●	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes,
●	Sale of a significant number of our common stock by shareholders,
●	General market and economic conditions,
●	Quarterly variations in our operating results,
●	Investor relation activities,
●	Announcements of technological innovations,
●	New product introductions by us or our competitors,
●	Competitive activities, and
●	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our management has substantial influence over our company.

As of May 19, 2011, Greg Schifrin, our CEO, and Mr. James Baughman either directly or indirectly, own or controls 6.4 million shares as of the filing date or approximately 39.4% of our common stock on a fully diluted basis.

Mr. Schifrin, in combination with other large shareholders, could cause a change of control of our board of directors, approve or disapprove any matter requiring stockholder approval, cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

Conflict of interest.

Some of the directors of the Company are also directors and officers of other companies, and conflicts of interest may arise between their duties as directors of the Company and as directors and officers of other companies. These factors could have a material adverse effect on our business, financial condition and results of operations.

We have limited insurance.

We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

Dividend Policy.

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Trends, risks and uncertainties.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

We were not exposed to foreign currency risks. We do not trade in hedging instruments or “other than trading” instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

We are not exposed to interest rate risks. The Company does not trade in hedging instruments or “other than trading” instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

 a) Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management to allow for timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2011:

As of April 30, 2011, we have one employee with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties.

Further, we do not have an audit committee.  An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

(b)  Changes In Internal Control Over Financial Reporting

During the quarter ended April 30, 2011, the Company prepared written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions There were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Factors That May Affect Future Results” included in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended April 30, 2011, the Company made the following sales (or agreed to make future sales) of equity securities pursuant to the exemption from registration provided under Section 4(2) of the Securities Act:

REVERSE MERGER TRANCACTION WITH TMC

Confirmation of Close of Share Exchange Agreement with TMC

On February 28, 2011, WMTN and TMC entered into a Close of Share Exchange Agreement. This Agreement confirmed the closing of the acquisition of TMC by WMTN in a reverse merger transaction whereby the shareholders and board of WMTN became the majority of the combined companies.   In connection with this acquisition of TMC by WMTN, several other definitive agreements were entered into, including the sales of unregistered securities.

Rescission Agreement with TMC Debenture Holders

On February 18, 2011, TMC signed a Rescission Agreement which was signed over the next ten days by the holders of Debenture Notes (“Debenture Notes”).  TMC rescinded the Debenture Notes by returning the $630,000 invested by the Debenture Holder, plus $30,547 of interest thereon in accordance with the terms of the Debentures Notes.

During September and October, 2010, TMC issued interest bearing non-secured Debenture Notes totaling $625,000. During November 2010, an additional Debenture Note was issued for $5,000, increasing the total to $630,000.The Debenture Notes had a term of three years and included interest of 12% per year.  The outstanding principal and interest were convertible at a rate of $0.0125 per TMC share.

Stock Purchase Agreement with TMC

On February 18, 2011, WMTN entered into a Stock Purchase Agreement with TMC related to the acquisition of Terra Gold Corporation (“TGC”), a wholly owned subsidiary of TMC. Under the terms of the Stock Purchase Agreement, WMTN acquired 100% of TGC by assuming $500,000 in debt plus accrued interest of $7,685owed to BOCO Investments LLC (“BOCO”).

Share Exchange Agreement with TMC

On February 18, 2011, WMTN entered into a Share Exchange Agreement with Gregory Schifrin, American Mining Corporation (“AMC”) and James Baughman to acquire 100% of the issued and outstanding shares of common stock of TMC in exchange for 1,500,000 shares of restricted common stock of WMTN, par value of $.001 per share. WMTN agreed to file a registration statement with the SEC with regard to this common stock within ninety days on a best efforts basis. As of February 28, 2011, this acquisition was closed and TMC and TGC are wholly owned subsidiaries of WMTN.

Subscription Agreement with Mining Minerals, LLC

On February 18, 2011, WMTN entered into a Subscription Agreement with Mining Minerals LLC (owned 60% and 40 % by Gregory Schifrin and James Baughman, respectively) whereby WMTN acquired the claims recorded with the Alaska Department of Natural Resources, Recording Numbers 2010-000468-0 through 2010-000481-0, recorded on October 19, 2010, in exchange for a total of 5,000,000 of the outstanding and issued common stock of WMTN. As of February 18, 2011, the Alaska claims are owned by WMTN.

Other Reverse Merger Agreements

On February 18, 2011, WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a party affiliated with the former majority shareholder of the Company. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $.001 per share.  The Warrant is in substantially the form and with the terms as contained in Exhibit 10.14 filed herewith (the “$0.001 Warrant Form”).  WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the Warrant within ninety days on a best efforts basis.

On February 18, 2011, WMTN issued Warrants to the TMC founder investors Gregory Schifrin and James Baughman (subject to terms as contained in the $0.001 Warrant Form) for 300,000 and 200,000 shares of WMTN common stock, respectively. In addition, WMTN issued warrants to other TMC founder investors for 500,000 shares of common stock. The Warrants expire February 17, 2014 and are exercisable at $.001 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the Warrant within ninety days on a best efforts basis.

At closing and reflecting the above reverse merger transactions, existing WMTN shareholders and TMC shareholders owned 30.3% and 69.7%, respectively of WMTN.

POST CLOSING TRANSACTIONS

In addition to the Stock Purchase and Share Exchange Agreements with TMC, Gregory Schifrin, AMC and James Baughman, WMTN entered into additional transactions to add other mineral properties and increase working capital by approximately $1,500,000 in preparation for the development of the TMC properties. The additional transactions are summarized below.

Conversion of BOCO Demand Promissory Notes (“Notes”)

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

These Notes were assumed by WMTN as payment for its acquisition of TGC discussed above.

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

Amended Agreement with Ben Porterfield

On January 7, 2011, TMC entered into a Amended Agreement with Ben Porterfield related to five mining claims known as Fish Creek 1-5 (ADL-648383 through ADL-648387). As part of this Amended Agreement Ben Porterfield consented to certain conveyances, assignments, contributions and transfers related to this above five mining claims as part of the JV Agreement. TMC paid $50,000 to Ben Porterfield and issued 500,000 shares of WMTN restricted common stock. The common stock was recorded as Contractual Rights at $250,000 or $.50 per share. Another $50,000 payment is due in October 2011 and Mr. Porterfield is to receive 200 tons of Bens Vein over the next two years.

Subscription Agreements with New Investors

During the period starting February 18, 2011, WMTN entered into Subscription Agreements with accredited investors totaling $630,000. WMTN agreed to issue 1,321,095 shares of restricted WMTN common stock at an average price of $.50. The shares do not have registration rights.

Additional Private Placement

During the period starting February 18, 2011, WMTN entered into Subscription Agreements with additional accredited investors totaling $520,000.WMTN agreed to issue 1,040,000 shares of restricted WMTN common stock at an average price of $.50 per share. The shares do not have registration rights.

Consulting Agreements

On February 18, 2011, the Company entered into a Consulting Agreement with Mark Scott (“Scott Consulting Agreement”). Under the terms of the Scott Consulting Agreement, Mr. Scott agreed to consult on the TMC reorganization and complete the filing of certain SEC filings during the period ending April 8, 2011.  Mr. Scott received $12,000 in cash and 24,000 shares of the Company’s restricted common stock at an average price of $.50 per share. The terms of his appointment as CFO are to be finalized at the conclusion of the Scott Consulting Agreement. On April 11, 2011, the Board awarded Mr. Scott an additional $20,000 in cash and 40,000 shares of the Company’s restricted common stock at an average price of $.50 per share.

On February 18, 2011, WMTN entered into a Consulting Agreement with Capital Peak Partners LLC (“CPP and CPP Agreement”). Under the terms of the CPP Agreement, CPP agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending February 17, 2012. CPP received a Warrant for 1,800,000 shares at $.001 per share (subject to terms as contained in the $0.001 Warrant Form). The warrant was valued at $0.50 per share using the Black-Scholes-Merton option valuation model. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the Warrant within ninety days on a best efforts basis. In addition, CPP was paid a $125,000 bonus because WMTN received $1,500,000 in funding or debt conversions.

On April 1, 2011, the Company issued a warrant for the purchase of 300,000 shares of common stock of the Company to the Sterling Fund for advisory services. The warrant was valued at $.39 per share using the Black-Scholes-Merton option valuation model. The warrant expires March 31, 2014 and is callable if registered and with five closing trading prices of the Company’s common stock over $4.00 per share.

On April 7, 2011, the Company signed a Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement expires April 6, 2013 and can be cancelled with cause or at the end of any calendar month with ninety days written notice.  The Logic Agreement automatically renews for an additional year at the end of the initial term unless either party provides 30 days written notice prior to the end of the initial term. The Logic Agreement requires a monthly payment of $40,000 after the initial monthly payment of $30,000. The Company issued Logic a Warrant dated April 7, 2011 for the purchase of 1,200,000 shares of the Company’s common stock. The Warrant price is $1.00 per share and it expires April 6, 2014. The warrant was valued at $.35 per share using the Black-Scholes-Merton option valuation model. The Warrant may be called by the Company if registered and with a closing price $4.00 or more for five trading days.

Warrants

On February 18, 2011, WMTN issued Warrants with BOCO totaling 1,000,000 shares of WMTN common stock related to the cancellation of TMC warrants discussed above. The Warrants expire February 17, 2014 and are exercisable at $.001 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the Warrant within ninety days on a best efforts basis.

On February 18, 2011, WMTN entered into Warrants with New Investors and an additional private placement related to Subscription Agreements totaling 3,300,000 of common stock (substantially in the form and with the terms as  contained in Exhibit 10.15 filed herewith (the “$0.75 Warrant Form”). The Warrants expire February 17, 2014 and are exercisable at $.75 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the Warrants within ninety days on a best efforts basis.

Contingent Shares

On September 15, 2010, TMC, TGC and Raven signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). TMC agreed to have 250,000 shares of WMTN common stock issued to Raven no later than one year after the closing of the acquisition of TMC by WMTN and 250,000 shares of WMTN common stock on or before December 31, 2011, December 31, 2002 and December 31, 2014.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Proposed Summary of Terms dated July 20, 2010 by and between West Mountain Index Advisor, Inc. and Terra Mining Corporation. (2)

10.2
Exploration, Development and Mine Operating Agreement dated September 15, 2010 by and between Raven Gold Alaska Inc., International Tower Hills Mines, Terra Gold Corporation and Terra Mining Corporation. (2)

10.3	Summary Report on the Terra Gold Project, McGrath District, Alaska dated June 15, 2010. (2)

10.4	Confirmation of Close of Share Exchange Agreement dated February 28, 2011 by and between WestMountain Index Advisor, Inc. and Terra Mining Corporation, Inc. (2)

10.5	Rescission Agreement dated February 18, 2011 by and between Terra Mining Corporation, Inc. and Convertible Debenture Holders. (2)

10.6	Stock Purchase Agreement dated February 18, 2011 by and between WestMountain Index Advisor, Inc. and Terra Mining Corporation, Inc. (2)

10.7	Share Exchange Agreement dated February 18, 2011 by and between WestMountain Index Advisor, Inc., Gregory Schifrin, American Mining Corporation and James Baughman. (2)

10.8	Subscription Agreement dated February 18, 2011 by and between WestMountain Index Advisor, Inc. and Mining Minerals LLC. (2)

10.9	Conversion of Demand Promissory Notes dated February 18, 2011 by and between WestMountain Index Advisor, Inc. and BOCO Investments, Inc. (2)

10.10	Subscription Agreements dated February, 2011 by and between WestMountain Index Advisor, Inc. and New Investors (2)

10.11	Consulting Agreement dated February 18, 2011 by and between WestMountain Index Advisor, Inc. and Mark Scott. (2)

10.12	Consulting Agreement dated February 18, 2011 by and between WestMountain Index Advisor, Inc. and WestMountain Asset Management, Inc. (2)

10.13	Consulting Agreement dated February 18, 2011 by and between WestMountain Index Advisor, Inc. and Capital Peak Partners LLC. (2)

10.14	Form of Warrant dated February 18, 2011 by and between WestMountain Index Advisor, Inc. Terra Mining Corporation, Inc. founding investors (the “$0.001 Warrant Form”). (2)

10.15	Form of Warrant dated February 18, 2011 by and between WestMountain Index Advisor, Inc. Terra Mining Corporation, Inc. New Investors and BOCO Investments, Inc. (the “$0.75 Warrant Form”) (2)

10.16	Employment Agreement dated October 1, 2010 by and between Terra Mining Corporation, Inc. and Gregory Schifrin. (2) *

10.17	Employment Agreement dated October 1, 2010 by and between Terra Mining Corporation, Inc. and James Baughman. (2) *

10.18	Resignation Letter of Brian L. Klemsz dated February 28, 2011. (2) *

10.19	Audited Financial Statements of Terra Mining Corporation and Subsidiary as of October 31, 2010 and for the period of inception from March 25, 2010 to October 31, 2010. (2)

10.20	Employment Agreement dated April 9, 2011 by and between WestMountain Index Advisor, Inc. and Mark Scott (1) *

10.21	Advisory Agreement dated April 1, 2011 by and between WestMountain Index Advisor, Inc. and Sterling Group. (1)

10.22	Warrant for the Purchase of Common Stock dated April 1, 2011 by and between WestMountain Index Advisor, Inc. and Sterling Group. (1)

10.23	Services Agreement dated April 7, 2011 by and between WestMountain Index Advisor, Inc. and Logic International Consulting Group LLC (1)

10.24	Warrant for the Purchase of Common Stock dated April 1, 2011 by and between WestMountain Index Advisor, Inc. and Logic International Consulting Group LLC. (1)

23.1	Consent of PMB Helin Donovan LLP. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (1)

32.1	Section 906 Certifications (1)

99.1	Code of Conducts and Ethics dated February 28, 2011 (1)

_________________

* Indicates management contract or compensatory plan.

(1) Filed herewith.

(2) Attached as an exhibit to the Company’s Form 8-K dated February 28, 2011 and filed with the SEC on March 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2011	WESTMOUNTAIN INDEX ADVISOR, INC. (Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott
Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.20	Employment Agreement dated April 9, 2011 by and between WestMountain Index Advisor, Inc. and Mark Scott (1) *

10.21	Advisory Agreement dated April 1, 2011 by and between WestMountain Index Advisor, Inc. and Sterling Group. (1)

10.22	Warrant for the Purchase of Common Stock dated April 1, 2011 by and between WestMountain Index Advisor, Inc. and Sterling Group. (1)

10.23	Services Agreement dated April 7, 2011 by and between WestMountain Index Advisor, Inc. and Logic International Consulting Group LLC (1)

10.24	Warrant for the Purchase of Common Stock dated April 1, 2011 by and between WestMountain Index Advisor, Inc. and Logic International Consulting Group LLC. (1)

23.1	Consent of PMB Helin Donovan LLP. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (1)

32.1	Section 906 Certifications (1)

99.1	Code of Conducts and Ethics dated February 28, 2011 (1)