Form 10-Q
period 2011-06-30
WESTMOUNTAIN INDEX ADVISOR INC
filed 2011-09-08
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ended July 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53028

WESTMOUNTAIN INDEX ADVISOR, INC.
 (Exact Name of Issuer as specified in its charter)

Colorado	26-1315498
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

2186 S. Holly St., Suite 104 Denver, CO	80222
(Address of principal executive offices)	(zip code)

(303) 800-0678
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 per share par value

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑  No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes: ☐  No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act):  Yes: ☐ No: ☑

As of September 8, 2011, the Company had 18,350,899 shares of $0.001 par value common stock issued.

WESTMOUNTAIN INDEX ADVISOR, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTMOUNTAIN INDEX ADVISOR, INC. AND
SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	October 31, 2010
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$123,880	$512,006
Prepaid expenses	826,918	2,500
Other current assets - related party	11,665	-
Total current assets	962,463	514,506

EQUIPMENT, NET	5,397	-

OTHER ASSETS
Contractual rights	550,000	150,000
Mining claims	15,494	11,275
Security deposits	2,050	-

TOTAL ASSETS	$1,535,404	$675,781

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$320,551	$101,869
Accounts payable - related parties	351,768	-
Accrued payroll and vacation	9,474	-
Accrued expenses - related parties	30,011	61,728
Demand promissory notes	-	150,000
Total current liabilities	711,804	313,597

LONG TERM LIABILITIES:
Derivative liability-warrants	-	4,200
Convertible debentures	-	625,000
TOTAL LONG TERM LIABILITIES	-	629,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and
outstanding at 7/31/11 and 10/31/10, respectively	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 16,789,408
and 16,000,002 shares issued and outstanding at 7/31/11 and 10/31/10, respectively	16,789	228,002
Additional paid in capital	3,697,257	-
Accumulated deficit	(2,890,446)	(495,018)
Total stockholders' equity (deficit)	823,600	(267,016)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,535,404	$675,781

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,		From March 25, 2010 (Inception)
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010	to July 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	520,235	65,539	974,015	80,560	1,255,524
EXPLORATION EXPENSE	476,124	62,248	557,523	70,512	718,473
OPERATING LOSS	(996,359)	(127,786)	(1,531,538)	(151,073)	(1,973,997)

OTHER INCOME (EXPENSE):
Interest (expense) income, net	85	6	110	10	(12,249)
Consulting income - Terra Mining Corporation	-	-	50,400	-	50,400
Financing fee	-	-	(14,400)	-	(54,600)
Merger expense	-	-	(900,000)	-	(900,000)
Total other expense	85	6	(863,890)	10	(916,449)

NET LOSS	$(996,274)	$(127,781)	$(2,395,428)	$(151,062)	$(2,890,446)

Basic and diluted loss per common share attributable to WestMountain Index Advisor, Inc. and subsidiaries common shareholders-

Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.22)	$(0.06)

Weighted average shares of common stock outstanding- basic and diluted	14,927,669	2,353,313	10,737,375	2,353,313

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended		From March 25, 2010 (Inception)
	July 31, 2011	July 31, 2010	to July 31, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,395,428)	$(151,062)	$(2,890,446)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	2,286	-	2,286
Issuance of capital stock and warrants for services and expenses	1,035,944	44,002	1,077,468
Changes in operating assets and liabilities:
Prepaid expenses	(341,194)	-	(343,694)
Other current assets - related party	(11,665)	-	(11,665)
Contractual rights	(150,000)	1,250	(150,000)
Other assets	(2,050)	-	-
Accounts payable - trade and accrued expenses	457,192	107,448	620,789
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,404,915)	1,638	(1,695,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,034)	-	(7,035)
Cash acquired in merger	101,252	-	101,253
Cash paid for mining claims	(4,628)	(5,112)	(11,275)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	89,590	(5,112)	82,943

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	5,000	-	630,000
Repayment of debenture notes	(630,000)	-	(630,000)
Proceeds from demand promissory notes	400,000	3,600	550,000
Proceeds from the issuance of common stock	1,152,199	-	1,186,199
NET CASH PROVIDED BY FINANCING ACTIVITIES	927,199	3,600	1,736,199

NET INCREASE IN CASH AND CASH EQUIVALENTS	(388,126)	126	123,880

CASH AND CASH EQUIVALENTS, beginning of period	512,006	-	-

CASH AND CASH EQUIVALENTS, end of period	$123,880	$126	$123,880

Supplemental disclosures of cash flow information:
Interest paid	$29,197	$-	$-
Taxes paid	$-	$-	$-

WestMountain items acquired in merger:
Other current assets	$44,670	$-	$-
Fixed assets	$649	$-	$-
Accounts payable and other accrued liabilities	$(86,815)	$-	$-

Non-cash investing and financing activities:
Stock issuance for contractual rights	$250,000	$-	$400,000
Debt converted to common stock	$499,000	$-	$499,000

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
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

As this transaction was accounted for as a reverse merger, the historical financial statements presented herein are those of TMC. The Company adopted TMC’s fiscal year which is October 31.

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

Liquidity and Going Concern

During the fiscal year ended October 31, 2010 and the six months ended July 31, 2011, the Company had no revenues.

With the acquisition of TMC, the Company expects that compared to the historic expenses incurred by TMC and, subject to raising additional capital, expenditures will ramp up for exploration and development.  The Company has budgeted expenditures for 2011 of approximately $1,100,000 to $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development. The Company may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overheads depending on the availability of additional financing. In addition, the Company expects that it will need to raise additional funds if it decides to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if it must respond to unanticipated events that require it to make additional investments. The Company cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of West Mountain and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended July 31, 2011 and 2010 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of July 31, 2011, the Company had no uninsured cash amounts.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of, July 31, 2011, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
The Company operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. The Company does not expect to exceed the minimum requirements and is not expected to be required to file a reclamation bond until the project advances and feasibility justifies expansion.

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

Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties abandoned.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of July 31, 2011, the Company had warrants for the purchase of 4,861,095 common shares which were considered but were not included in the computation of loss per share at July 31, 2011 because they would have been anti-dilutive. As of October 31, 2010, the Company had no outstanding contracts to issue common stock other than the stock issued with respect to the acquisition of TMC as discussed in this Form 10-Q.

Prepaid expenses
Prepaid expenses were $826,918 and $2,500 as of July 31, 2011 and October 31, 2010, respectively. The expenses reflect amounts paid for the 2011 Alaska drilling that is scheduled for August-September, 2011 and the warrants are being amortized over the life of the service agreements.

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

Share Exchange Agreement with TMC

On February 18, 2011, WMTN entered into a Share Exchange Agreement with Gregory Schifrin, American Mining Corporation (“AMC”) and James Baughman to acquire 100% of the issued and outstanding shares of common stock of TMC in exchange for 1,500,000 shares of restricted common stock of WMTN, par value of $0.001 per share.

In addition, WMTN issued warrants to the TMC founder investors Gregory Schifrin and James Baughman for 300,000 and 200,000 shares of WMTN common stock, respectively. WMTN issued warrants to other TMC founder investors for 500,000 shares of common stock. The warrants expire February 17, 2014 and are exercisable at $0.001 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares and shares issuable upon exercise of the warrants within ninety days on a best efforts basis. On June 13, 2011, the warrants were exercised and 1,000,000 shares of WMTN common stock were issued.

On February 18, 2011, WMTN entered into a Share Exchange Agreement with Mining Minerals LLC (owned 60% and 40 % by Gregory Schifrin and James Baughman, respectively) whereby WMTN acquired the claims recorded with the Alaska Department of Natural Resources, Recording Numbers 2010-000468-0 through 2010-000481-0, recorded on October 19, 2010, in exchange for a total of 5,000,000 shares of common stock of WMTN. As of February 18, 2011, the Alaska claims are owned by WMTN. On June 13, 2011, Mineral Mining LLC sold 100,000 shares to Mark Scott for $0.001 per share.

At closing and reflecting the above reverse merger transactions, existing WMTN shareholders and TMC shareholders owned 30.3% and 69.7%, respectively of WMTN.

Other Reverse Merger Agreements

On February 18, 2011, WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $0.001 per share.  WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis. On August 15, 2011, WASM exercised a portion of the warrant and 866,000 shares of WMTN common stock were issued.

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

The WMTN ownership, at the conclusion of these transactions and including the post closing transactions are summarized below, as of July 31, 2011 is as follows:

					Close
		7/31/2011	7/31/2011	Fully Diluted	Share Exchange
		Shares	Ownership	Ownership	Ownership
Shareholders	Descritpion	Outstanding	%	%	%
Outstanding WMTN Shares prior to transactions described below
Boco Investments LLC	Current shares issued and outstanding	1,000,000	5.6%	4.4%	9.4%
WestMountain Asset Management, Inc. (WASM) warrants for advisory services etc.(this is sole shareholder of WMTN)	New issuance at $.001 per share	925,000	5.2%	4.1%	9%
Other WMTN shareholders	Current shares issued and outstanding	1,328,313	7.5%	5.9%	12.5%
	Subtotals	3,253,313	18.4%	14.4%	30.5%
Share Exchange Agremeent - TMC shares exchanged for WMTN shares
American Mining Corporation	New issuance at $.001 per share	468,750	2.6%	2.1%	4.4%
Gregory Schifrin and James Baughman shares-AK Claim Acquisition	New issuance at $.001 per share	4,900,000	27.6%	21.7%	46.0%
TMC Founder Warrants( no value assigned part of share exchange)	New issuance at $.001 per share	1,000,000	5.6%	4.4%	9.4%
Gregory Schifrin and James Baughman as TMC founder shareholders	New issuance at $.001 per share	1,031,250	5.8%	4.6%	9.7%
	Subtotals	7,400,000	41.8%	32.8%	69.5%

	Total at asset purchase	10,653,313	60.1%	47.2%	100.0%
Post Share Exchange Transactions for Capitalization
BOCO Investments LLC conversion of TMC Demand Promissory Notes	$500,000 at $.50 per share	1,000,000	5.6%	4.4%
BOCO Investment LLC (for additional cash subscription at closing)	$50,000 at $0.50 per share	100,000	0.6%	0.4%
New investment in WMTN by former TMC debt holders	$630,000 at $.50 per share plus $30,547 in interest	1,321,095	7.5%	5.8%
WMTN private placement	$470,000 at $.50 per share	940,000	5.3%	4.2%
Mark Scott advisory services	232,000 shares	232,000	1.3%	1.0%
Ben Porterfield Extension Agreement(capitalized as JV agreement for contribution of TMC mineral rights)	New issuance at $.001 per share	500,000	2.8%	2.2%
Gregory Schifrin and James Baughman shares- debt conversion 6/1/11	New issuance at $.50 per share	60,000	0.3%	0.3%
Accredited Members, Inc. - debt conversion 6/1/11	New issuance at $.50 per share	168,000	0.9%	0.7%
Capital Peak Partners LLC for advisory services (merger expense valued at $0.50 per black scholes)	New issuance at $.001 per share	1,750,000	9.9%	7.7%
BOCO Investments LLC - warrants for 1 million WASM shares total	New issuance at $.001 per share	1,000,000	5.6%	4.4%

Total New Issuance		7,071,095	39.9%	31.3%

Total WMTN Shares Outstanding Transaction Close Post Share Exchange and Capitalization		17,724,408	100.0%	92.9%
		-
Total WMTN Shares Outstanding Transaction Close Post Share Exchange and Capitalization, Net of Warrants		16,789,408

Warrants
Warrants *	New issuance at $.75 per share	3,361,095		14.9%
Sterling Group	New issuance at $.50 per share	300,000		1.3%
Logic International Consulting Group LLC	New issuance at $1.00 per share	1,200,000		5.3%
	Total other	4,861,095		21.5%

Total Fully Diluted WMTN Shares Outstanding Transaction Close Post Share Exchange and Capitalization	Total at closing of tranaction	22,585,502		100.0%

Contingent Shares-
International Tower Hill Mines Ltd for TGC issuance obligation	250,000 shares annually starting 12/31/11	1,000,000

* New subscriptions also get warrants for same number of shares purchased exerciseable at $.75 per share.

The acquisition of TMC by WMTN has been accounted for as a reverse acquisitions and recapitalization.  The WMTN assets and liabilities acquired are recorded at historical cost basis as follows:

Cash	$101,252
Note Receivable	35,644
Prepaid Expenses	9,026
Equipment, net	649
Accounts payable – trade	(66,815
Accrued liabilities	(20,000)
Net assets assigned to additional paid in capital	$59,756

The results of operations of WMTN are included in the Consolidated Statements of Operations for the period February 18, 2011 through July 31, 2011.

	As Reported Nine Months Ended July 31, 2011	Pre- Acquisition Operations of WestMountain November 1, 2010 - February 17, 2011	Pro Forma Nine Months Ended July 31, 2011

Revenue	$-	$-	$-
Net loss per common share	2,395,428	125,724	2,521,152
Net loss per common share	(0.22)		(0.32)

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

Amended Agreement with Ben Porterfield

On January 7, 2011, TMC entered into a Amended Agreement with Ben Porterfield related to five mining claims known as Fish Creek 1-5 (ADL-648383 through ADL-648387). As part of this Amended Agreement Ben Porterfield consented to certain conveyances, assignments, contributions and transfers related to this above five mining claims as part of the JV Agreement. TMC paid $150,000 to Ben Porterfield and issued 500,000 shares of WMTN restricted common stock. The common stock was recorded as Contractual Rights at $250,000 or $0.50 per share. Another $50,000 payment is due in October 2011 and Mr. Porterfield is to receive 200 tons of Bens Vein or materials over the next two years.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	Estimated
	Useful Lives	July 31, 2011	October 31, 2010

Mining and other equipment	3 years	$6,583	$-
Less: accumulated depreciation		(1,186)	-
		$5,397	$-

Depreciation expense for the nine months ended July 31, 2011 and 2010 was $2,286 and $0, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

Share Exchange Agreement with TMC

WMTN entered into a Share Exchange Agreement with Gregory Schifrin, American Mining Corporation (“AMC”) and James Baughman to acquire 100% of the issued and outstanding shares of common stock of TMC in exchange for 1,500,000 shares of restricted common stock of WMTN, par value of $0.001 per share.

In addition, WMTN issued warrants to the TMC founder investors Gregory Schifrin and James Baughman for 300,000 and 200,000 shares of WMTN common stock, respectively. WMTN issued warrants to other TMC founder investors for 500,000 shares of common stock. The warrants expire February 17, 2014 and are exercisable at $0.001 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares and shares issuable upon exercise of the warrants within ninety days on a best efforts basis. On June 13, 2011, the warrants were exercised and 1,000,000 shares of WMTN common stock were issued.

WMTN entered into a Share Exchange Agreement with Mining Minerals LLC (owned 60% and 40 % by Gregory Schifrin and James Baughman, respectively) whereby WMTN acquired the claims recorded with the Alaska Department of Natural Resources, Recording Numbers 2010-000468-0 through 2010-000481-0, recorded on October 19, 2010, in exchange for a total of 5,000,000 shares of common stock of WMTN. As of February 18, 2011, the Alaska claims are owned by WMTN. On June 13, 2011, Mineral Mining LLC sold 100,000 shares to Mark Scott for $0.001 per share.

Other Reverse Merger Agreements

WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $0.001 per share.  The Warrant is in substantially the form and with the terms as contained in Exhibit 10.14 filed herewith.  WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis. On August 15, 2011, WASM exercised a portion of the warrant and 866,000 shares of WMTN common stock were issued.

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

Other Related Party Transactions

The Company has five full-time and part-time employees. We share offices with Minex Mining, a party affiliated with our Chief Executive Officer. Also, we share utilize Minex Mining contractors for exploration and development of our Alaska property. The Company has recorded current assets- related party and accounts payable- related party of $11,665 and $351,768, respectively, as of July 31, 2011.

Any material related party transactions are reported in applicable sections of this Form 10-Q.

NOTE 7. EQUITY TRANSACTIONS

During the period starting February 18, 2011, WMTN entered into Subscription Agreements with accredited investors totaling $1,150,000. WMTN agreed to issue 2,361,095 shares of restricted WMTN common stock at an average price of $0.50 and 3,361,095 warrants to purchase common stock. The warrants expire February 17, 2014 and are exercisable at $0.75 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrants within ninety days on a best efforts basis. The common stock shares do not have registration rights.

On February 18, 2011, WMTN entered into a Consulting Agreement with Capital Peak Partners LLC (“CPP and CPP Agreement”). Under the terms of the CPP Agreement, CPP agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending February 17, 2012. CPP received a Warrant for 1,800,000 shares at $0.001 per share. The warrant was valued at $0.50 per share using the Black-Scholes-Merton option valuation model. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis. On June 13, 2011, the warrants were exercised.

On April 1, 2011, the Company issued a warrant for the purchase of 300,000 shares of common stock of the Company to the Sterling Fund for advisory services.  The warrant has an exercise price of $0.50 and expires in April 2014, The warrant was valued at $0.39 per share using the Black-Scholes-Merton option valuation model. The warrant expires March 31, 2014 may be called by the Company if registered and with a closing price $4.00 or more for five trading days.

On April 7, 2011, the Company signed a Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Company issued Logic a warrant dated April 7, 2011 for the purchase of 1,200,000 shares of the Company’s common stock. The Warrant exercise price is $1.00 per share and it expires April 6, 2014. The warrant was valued at $0.35 per share using the Black-Scholes-Merton option valuation model. The Warrant may be called by the Company if registered and with a closing price $4.00 or more for five trading days.

WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $0.001 per share.  The warrant is in substantially the form and with the terms as contained in Exhibit 10.14 filed herewith.  WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis.

WMTN issued warrants to the TMC founder investors Gregory Schifrin and James Baughman for 300,000 and 200,000 shares of WMTN common stock, respectively. WMTN issued warrants to other TMC founder investors for 500,000 shares of common stock. The warrants expire February 17, 2014 and are exercisable at $0.001 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares and shares issuable upon exercise of the warrants within ninety days on a best efforts basis. On June 13, 2011, the warrants were exercised and 1,000,000 shares of WMTN common stock were issued.

WMTN issued 1,000,000 shares of its common stock and a warrant to acquire an additional 1,000,000 shares of WMTN common stock exercisable for $0.001 per share to BOCO in exchange for the $500,000 demand note. On June 13, 2011, the warrant was exercised and 1,000,000 shares of WMTN common stock were issued.

On June 1, 2011, Gregory Schifrin and James Baughman each converted $15,000 of payroll in 30,000 shares of WMTN common stock at $0.50 per share.

On June 1, 2011, Accredited Members, Inc. converted $84,000 of debt into 168,000 of WMTN common stock at $0.50 per share.

A summary of the warrants issued as of July 31, 2011 were as follows:

	July 31, 2011		October 31, 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	1,100,000	$0.001	-	$-
Issued	9,586,095	0.404	1,100,000	0.001
Exercised	(3,790,000)	(0.001)
Forfeited	(1,100,000)	(0.001)	-	-
Expired	-	-	-	-
Outstanding at end of period	5,796,095	$0.669	1,100,000	$0.001
Exerciseable at end of period	5,796,095		1,100,000

A summary of the status of the warrants outstanding as of July 31, 2011 is presented below:

	July 31, 2011
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
925,000	2.67	$0.001	925,000
300,000	2.67	0.500	300,000
3,361,095	2.67	0.750	3,361,095
1,200,000	2.67	1.000	1,200,000
5,786,095		$0.669	5,786,095	$0.669

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended July 31, 2011 were as follows:

Assumptions - tested in K series
Dividend yield	0%
Expected life	3
Expected volatility	143%
Risk free interest rate	2%

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin (“Schifrin Agreement”), which agreement was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Schifrin Agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin received a $10,000 bonus for entering into the Schifrin Agreement and is eligible for employee benefit programs, including 4 weeks vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On October 1, 2010, TMC signed an Employment Agreement with James Baughman (“Baughman Agreement”), which agreement was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Baughman Agreement, Mr. Baughman was appointed Chief Operating Officer for an indefinite period at a salary of $120,000 per year. Mr. Baughman is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Baughman received a $10,000 bonus for entering into the Baughman Agreement and is eligible for employee benefit programs, including 4 weeks vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Baughman may resign with 60 days notice. If Mr. Baughman is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

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

The Board of Directors awarded Mr. Scott monthly 6,000 shares of the Company’s common stock at $0.50 per share for a period of one year and the stock issuance is to be renewed upon approval annually. As of September 8, 2011, 18,000 shares have been issued to Mr. Scott.

Consulting Agreements

On February 18, 2011, WMTN entered into a Consulting Agreement with Capital Peak Partners LLC (“CPP and CPP Agreement”). Under the terms of the CPP Agreement, CPP agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending February 17, 2012. CPP received a Warrant for 1,800,000 shares at $0.001 per share. The warrant was valued at $0.50 per share using the Black-Scholes-Merton option valuation model. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the Warrant within ninety days on a best efforts basis. In addition, CPP was paid a $125,000 bonus because WMTN received $1,500,000 in funding or debt conversions. On June 13, 2011, the warrants were exercised.

On April 1, 2011, the Company issued a warrant for the purchase of 300,000 shares of common stock of the Company to the Sterling Fund for advisory services.  The warrant has an exercise price of $0.50 and expires in April 2014. The warrant was valued at $0.39 per share using the Black-Scholes-Merton option valuation model. The warrant expires March 31, 2014 and. may be called by the Company if registered and with a closing price $4.00 or more for five trading days.

On April 7, 2011, the Company signed a Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement expires April 6, 2013 and can be cancelled with cause or at the end of any calendar month with ninety days written notice.  The Logic Agreement automatically renews for an additional year at the end of the initial term unless either party provides 30 days written notice prior to the end of the initial term. The Logic Agreement requires a monthly payment of $40,000 after the initial monthly payment of $30,000. The Company issued Logic a warrant dated April 7, 2011 for the purchase of 1,200,000 shares of the Company’s common stock. The warrant exercise price is $1.00 per share and it expires April 6, 2014. The warrant was valued at $0.35 per share using the Black-Scholes-Merton option valuation model. The Warrant may be called by the Company if registered and with a closing price $4.00 or more for five trading days.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended April 30,	Total
2012	$150,000
2013	100,000
2014	125,000
2015	125,000
2016	125,000
Beyond	125,000
Total	$750,000

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are issued.

Subsequent to July 31, 2011, the following equity transactions occurred:

On August 18, 2011, the Company signed Subscription Agreements for $400,000 and issued 145,491 shares of restricted common stock at $2.75 per share. The restricted common stock does not have registration rights. In addition, the Company agreed to warrants for 145,491 shares at $4.25 per share. The warrants expire August 17, 2014 and do not have registration rights. The warrants may be called by the Company if registered and with a closing price $4.00 or more for five trading days.

On August 24, 2011, the Company granted 550,000 shares of restricted common stock to officers and directors that were valued at $0.30 per share.

On August 24, 2011, the Company granted CPP under its Service Agreement a warrant for 250,000 shares at $0.50 per share and 250,000 shares at $0.75 per share. The warrants expire August 23, 2014 and do not have registration rights. The warrants may be called by the Company if registered and with a closing price $2.00 or more for five trading days.

On August 24, 2011, the Company granted Logic under the Logic Agreement a warrant for 700,000 shares at $1.00 per share. The warrant expires August 23, 2014 and does not have registration rights. The warrants may be called by the Company if registered and with a closing price $4.00 or more for five trading days.

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

Company has budgeted expenditures for 2011 of approximately $1.1 million to $3.5 million depending on additional financing, for general and administrative expenses and exploration and development. to implement the business plan as described above.  For further details see “Cash Requirements” below.

WMTN believes that it has sufficient capital in the short term for our current level of operations but, as discussed in greater detail below under “Cash Requirements,” we will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. As described in Item 1.01 above and discussed under “Cash Requirements” below, we must expend $9.1 million over the next four years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

(dollars in thousands)
	Three Months Ended July 31, 2011
	2011	2010	$ Variance	% Variance
	(unaudited)
Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	520	66	454	-687.9%
Exploration expenses	476	62	414	-667.7%
Operating loss	(996)	(128)	(868)	-678.1%
Other income (expense):
Interest expense	-	-	-
Finance fee	-	-	-
Merger expense	-	-	-
Total other expense	-	-	-
Net loss	(996)	(128)	(868)	-678.1%

THREE MONTHS ENDED JULY 31, 2011 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2010

EXPENSES

Selling, general and administrative expenses for the three months ended July 31, 2011 increased $454,000 to $520,000 as compared to $66,000 for the three months ended July 31, 2010. Exploration expenses for the three months ended July 31, 2011 increased $414,000 to $476,000 as compared to $62,000 for the three months ended July 31, 2010. We acquired TMC on February 28, 2011.

Such expenses for the three months ended July 31, 2011 consisted primarily of employee and independent contractor expenses, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the three months ended July 31, 2011 was $996,000 as compared to a net loss of $128,000 for the three months ended July 31, 2010.

	Nine Months Ended July 31, 2011
	2011	2010	$ Variance	% Variance
	(unaudited)
Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	974	81	893	-1102.5%
Exploration expenses	557	70	487	-695.7%
Operating loss	(1,531)	(151)	(1,380)	-913.9%
Other income (expense):
Interest expense	-	-	-
Consulting income - Terra Mining Corporation	50	-	50	100.0%
Finance fee	(14)	-	(14)	-100.0%
Merger expense	(900)	-	(900)	-100.0%
Total other expense	(864)	-	(864)	-100.0%
Net loss	(2,395)	(151)	(2,244)	-1486.1%

NINE MONTHS ENDED JULY 31, 2011 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2011.

EXPENSES

Selling, general and administrative expenses for the nine months ended July 31, 2011 increased $893,000 to $974,000 as compared to $81,000 for the nine months ended July 31, 2010. Exploration expenses for the nine months ended July 31, 2011 increased $487,000 to $557,000 as compared to $70,000 for the nine months ended July 31, 2010. We acquired TMC on February 28, 2011.

Such expenses for the nine months ended July 31, 2011 consisted primarily of employee and independent contractor expenses, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the nine months ended July 31, 2011 was $2,395,000 as compared to a net loss of $151,000 for the nine months ended July 31, 2010. The net loss included $900,000 of non-cash expenses related to the reverse merger transaction.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $0.1 million, working capital of approximately $0.3 million and no indebtedness as of July 31, 2011. In addition, we have $0.8 million due under operating leases in 2011 and future years.  Further, we have $9.1 million in mining expenditures in 2011 and future years.

We expect that compared to the historic expenses incurred by TMC and, subject to raising additional capital, expenditures will ramp up for exploration and development.  We have budgeted expenditures of approximately $1.1 million to $3.5 million for 2011, depending on additional financing, for general and administrative expenses and exploration and development. We may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead depending on the availability of additional financing. In addition, we expect that we will need to raise additional funds If we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if it must respond to unanticipated events that require it to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. We must expend $9.1 million over the next four years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended July 31, 2011 was $1.4 million. This amount was primarily related to a net loss of $2.4 million, depreciation and amortization and other non-cash expenses related to the reverse merger transaction of $1.0 million and increase in accounts payable and accrued expenses of $0.5 million, offset by and an increase in prepaid expenses of $0.3 million and contractual rights of $0.2 million.

INVESTING ACTIVITIES

Net cash provided investing activities for the nine months ended July 31, 2011 was $0.1 million. This amount was cash acquired in merger of $0.1 million.

FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended July 31, 2011 was $0.9 million. This amount was primarily related to the issuance of promissory notes and common stock of $1.6 million, offset by the repayment of debenture notes of $0.6 million.

The Company’s unaudited contractual cash obligations as of July 31, 2011 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$750,000	$150,000	$225,000	$250,000	$125,000
Capital lease obligations	0	0	0	0	0
Note payable	0	0	0	0	0
Mining expenditures	9,050,000	1,000,000	2,500,000	2,500,000	3,050,000
Acquisitions	0	0	0	0	0
	$9,800,000	$1,150,000	$2,725,000	$2,750,000	$3,175,000

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of, July 31, 2011, there are no impairments recognized.

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

The volatility of the price of gold could adversely affect our future operations and our ability to develop our properties.

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

As of September 7, 2011, the price of gold was $1,817 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of September 8, 2011 we had cash in the amount of $0.2 million.

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

We started exploring our properties in the summer of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company just acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have not earned any revenues as of the date of this Form 10-Q.  TMC itself has only been in existence since March 25, 2010.

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

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  Although we conducted a due diligence investigation prior to entering into the acquisition of TMC, risk remains regarding any undisclosed or unknown liabilities associated with this project. The payment of such liabilities may have a material adverse effect on our financial position.

Because we are small and do not have sufficient capital, we may have to cease operation even if we have found mineralized material.

Because we are small and do not have sufficient capital, we must limit our exploration. Because we may have to limit our exploration, we may be unable to mine mineralized material, even if our mineral claims contain mineralized material. If we cannot mine mineralized material, we may have to cease operations.

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

We currently are not Blue Sky eligible in certain states so trading of the Company’s stock in such states may be restricted. In addition, the SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Under the penny stock rules, additional sales practice requirements are imposed on broker-dealers who sell to persons other than established customers and "accredited investors."  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to broker-dealers ability to trade in the Company’s securities.  The Blue Sky eligibility and the penny stock rules may discourage investor interest in and limit the marketability of, the Company’s common stock.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 8, 2011, there were 24.5 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Therefore the amount of shares being registered for resale constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

We may engage in acquisitions, mergers, strategic alliances, joint ventures and divestitures that could result in financial results that are different than expected.

In the normal course of business, we may engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. All such transactions are accompanied by a number of risks, including:

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

From time to time, we may engage in discussions with candidates regarding potential divestures. If a divestiture does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

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

●	Issuance of convertible or equity securities for general or merger and acquisition purposes,
●	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes,
●	Sale of a significant number of shares of our common stock by shareholders,
●	General market and economic conditions,
●	Quarterly variations in our operating results,
●	Investor relation activities,
●	Announcements of technological innovations,
●	New product introductions by us or our competitors,
●	Competitive activities, and
●	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our management has substantial influence over our company.

As of September 8, 2011, Greg Schifrin, our CEO, and Mr. James Baughman together, either directly or indirectly, own or control 6.7 million shares as of the filing date or approximately 33.7% of the Company’s issued and outstanding common stock as of the date of this Form 10-Q and  27.3% of our common stock on a fully diluted basis.

Mr. Schifrin and Mr. Baughman, in combination with other large shareholders, could cause a change of control of our board of directors, approve or disapprove any matter requiring stockholder approval, cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

Conflict of interest.

Some of our officers and directors are also directors and officers of other companies, and conflicts of interest may arise between their duties as our officers and directors and as directors and officers of other companies. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

We were not exposed to foreign currency risks. We do not trade in hedging instruments or “other than trading” instruments and we are not exposed to foreign currency exchange risks.

INTEREST RATE RISK

We are not exposed to interest rate risks. The Company does not trade in hedging instruments or “other than trading” instruments and is not exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

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

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of July 31, 2011:

We do not have an audit committee.  An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

(b)  Changes In Internal Control Over Financial Reporting

During the quarter ended July 31, 2011, there were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2011, the Company made the following sales (or agreed to make future sales) of equity securities pursuant to the exemption from registration provided under Section 4(2) of the Securities Act:

On June 1, 2011, Gregory Schifrin and James Baughman each converted $15,000 of payroll in 30,000 shares of WMTN common stock at $0.50 per share.

On June 1, 2011, Accredited Members, Inc. converted $84,000 of debt into 168,000 of WMTN common stock at $.050 per share.

On June 13, 2011, 1,000,000 shares of WMTN common stock were issued to Gregory Schifrin, James Baughman and TMC founding shareholders related to the exercise of warrants at $0.001 per share.

On June 13, 2011, 1,750,000 and 50,000 shares of WMTN common stock were issued to CPP and Mark Scott, respectively, related to the exercise of warrants at $0.001 per share.

On June 13, 2011, 1,000,000 shares of WMTN common stock were issued to BOCO related to the exercise of warrants at $0.001 per share.

On July 8, 2011, the Company issued 18,000 shares of WMTN common stock to Mr. Scott at $0.50 per share related to the Scott Employment Agreement.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (1)

32.1	Section 906 Certifications (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
_________________

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 8, 2011	WESTMOUNTAIN INDEX ADVISOR, INC. (Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott
Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (1)

32.1	Section 906 Certifications (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
_________________

(1) Filed herewith.