Form 10-K
period 2011-10-31
WESTMOUNTAIN INDEX ADVISOR INC
filed 2011-12-20
CIK 1421601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2011

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________ to ________

Commission File No. 0-53028

WESTMOUNTAIN INDEX ADVISOR, INC.
(Exact Name of Issuer as specified in its charter)

Colorado	26-1315498
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

2186 S. Holly St., Suite 104 Denver, CO	80222
(Address of principal executive offices)	(zip code)

(303) 800-0678
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Common	OTCBB
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Exchange Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K  (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☑ No

As of April 30, 2011 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $29,686,697.

As of December 20, 2011, the Company had 18,765,664 shares of common stock issued.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act") regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this report reflect the good faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY AND OUR BUSINESS

WestMountain Index Advisor, Inc. (“WestMountain,” “WMTN” or the “Company”) is an exploration and development company that explores, acquires, and develops advanced stage properties. We have a high-grade gold system in the resource definition phase with 168,000 oz of inferred gold which in total offers potential of greater than 1,000,000 ounces. The property consists of 240 Alaska state mining claims covering approximately 130 square kilometers. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.

We have budgeted expenditures for the next twelve months of approximately $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.  For further details see “Cash Requirements” below.

WMTN believes that it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. As discussed under “Cash Requirements” below, we must expend $9,050,000 over the next four years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

Our principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt and the exercise of warrants.  WMTN plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

Our primary activity will be to proceed with the Terra Mining Corporation (“TMC”) project and other mining opportunities that may present themselves from time to time. We cannot guarantee that the TMC project will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development Company.

CORPORATE INFORMATION

We were incorporated in the state of Colorado on October 18, 2007.  Our principal executive office is located at 2186 S. Holly St., Suite 104, Denver, CO 80222, and our telephone number is (303) 800-0678.   The Company’s principal website address is located at www.terraminingcorp.com. The information on our website is not incorporated as a part of this Form 10-K.

THE COMPANY’S COMMON STOCK

Our common stock currently trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “WMTN.”

INDUSTRY OVERVIEW

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

EMPLOYEES

As of October 31, 2011, we had five full-time and part-time employees and we use employees of Minex Exploration, an Idaho partnership affiliated with our Chief Executive Officer, as contractors for exploration and development of our Alaska property. Most employees were based in Sandpoint, ID. The Chief Executive Officer is based out of the Sandpoint, ID office. The Chief Financial Officer is based out of Seattle, WA.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION REPORTS

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.terraminingcorp.com that provides additional information about our Company and links to documents we file with the SEC. The Company's charters for the Compensation Committee and the Code of Conduct & Ethics are also available on our website. The Company does not have an Auditing or Nominations Committee at this time. The information on our website is not part of this Form 10-K.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this prospectus before deciding to invest in shares of the Company’s Common Stock. The most significant risks and uncertainties known and identified by our management are described below; however, they are not the only risks that we face. If any of the following risks actually occurs, our business, financial condition, liquidity, results of operations and prospects for growth could be materially adversely affected, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should acquire shares of our Common Stock only if you can afford to lose your entire investment. We make various statements in this section that constitute “forward-looking statements”. See “Forward-Looking Statements” beginning on page 3 of this prospectus.

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

As of December 16, 2011, the price of gold was $1,577 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

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

The audited financial statements for WMTN for the period of inception from March 25, 2010 to October 31, 2011 indicates that there are a number of factors that raise substantial doubt about its ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

During the fiscal year ended October 31, 2011 and 2010, we had no revenues.

Net loss for the year ended October 31, 2011 was $4,035,260 as compared to a net loss of $495,018 for the period from inception of to October 31, 2010. The net loss included $900,000 of non-cash expenses related to the transaction that acquired the TMC and the TMC project.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of December 20, 2011 we had cash in the amount of $200,000.

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

We started exploring our properties in the summer of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company just acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have not earned any revenues as of the date of this prospectus.  TMC itself has only been in existence since March 25, 2010.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 20, 2011, there were 25.4 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Therefore the amount of shares being registered for resale constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

As of December 20, 2011, Greg Schifrin, our CEO, and Mr. James Baughman together, either directly or indirectly, own or control 6.7 million shares as of the filing date or approximately 33.0% of the Company’s issued and outstanding common stock and 26.3% of our common stock on a fully diluted basis.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

We have three unresolved Staff comments related to our Registration Statement on Form S-1 filed with the SEC on September 9, 2011 and amended on October 18, 2011 and November 15, 2011.

ITEM 2.     PROPERTIES

The WMTN principal executive offices are located at 2186 S. Holly St., Suite 104, Denver, CO 80222, and its telephone number is (303) 800-0678.   Our corporate office is leased monthly lease at the rate of $560 per month and expired October 31, 2011 and is being leased on a monthly basis.   On April 1, 2011, we entered into a lease at 120 Lake Street, Suite 401, Sandpoint, ID 83864.  This office is leased at the net of $1,000 per month and expires March 31, 2012. The office is shared with an entity affiliated with our Chief Executive Officer. We have the option to extend the lease for one year.

Other than our mining claims, leases, and other real property interests specifically related to mining, WMTN does not own real estate nor have plans to acquire any real estate.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “WMTN.” The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
January 31, 2011	$-	$-
April 30, 2011	$3.97	$3.75
July 31, 2011	$3.97	$1.25
October 31, 2011	$3.99	$1.25

March 31, 2010	$0.66	$0.66
June 30, 2010	$0.66	$0.66
September 30, 2010	$2.76	$0.66
December 31, 2010	$2.77	$0.30

As of October 31, 2011, the closing price of the Company's common stock was $3.99 per share. As of December 20, 2011, there were 18,772,664 shares of common stock outstanding held by approximately 124 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names is approximately 152.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended October 31, 2011, there were the following sales of unregistered equity securities:

On August 24, 2011, the Company granted Logic under the Logic Agreement a warrant for 700,000 shares at $1.00 per share. The warrant expires August 23, 2014 and does not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days.

On August 24, 2011, we granted 550,000 shares of restricted common stock to officers and directors that were valued at $0.30 per share. A notice filing under Regulation D was filed with the SEC on September 1, 2011 with regard to this stock issuance.

On August 24, 2011, we granted CPP under its Service Agreement a warrant for 250,000 shares at $0.50 per share and 250,000 shares at $0.75 per share. The warrants expire August 23, 2014 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $2.00 or more for the Company’s common stock has been sustained for five trading days.

In conjunction with an Employment Agreement dated April 9, 2011, the Board of Directors awarded Mr. Scott 54,000 shares of our common stock that were valued at $.30 per share.

As of October 31, 2011, we signed Subscription Agreements with four additional Accredited investors for $525,100 and issued 190,946 shares of restricted common stock at $2.75 per share. The restricted common stock does not have registration rights. In addition, we issued warrants for 190,946 shares at $4.25 per share. The warrants expire by August to October, 2014 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on September 1, 2011 and October 21, 2011 with regard to this stock issuance.

Except as disclosed, all of the above private placements of our securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933.

Performance Graph
Comparison of Cumulative Total Return

Among WestMountain Index Advisor, Inc., Market Vectors Junior Gold Mine ETF
and SPDR Gold Trust ETF

The above assumes that $100 was invested in the common stock and each index on October 31, 2010. Although the company has not declared a dividend on its common stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the periods presented should not be considered indicative of future returns. The foregoing table shall not be deemed incorporated by reference by any general statement incorporating by reference the Form 10-K  into any filing under the Securities Act or the Exchange Act, except to the extent the company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the acts.

EQUITY COMPENSATION PLAN INFORMATION

We do not have any equity compensation plans in effect.

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the year ended October 31, 2011 and the period from inception of March 25, 2010 to October 31, 2010. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended,
	10/31/2011 (2)	10/31/2010 (1)
(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$-	$-
Net loss	(4,035,260)	(495,018)
Net loss applicable to WestMountain Index Advisors, Inc. common shareholders	(4,035,260)	(495,018)
Net loss per share	(0.32)	(0.13)

BALANCE SHEET DATA:
Total assets	1,298,696	675,781
Stockholder's deficit	(109,066)	(267,016)

(1) Reflects net loss of Terra Mining Corporation and subsidiary.

(2) Reflects net loss of WestMountain Index Advisor, Inc. which Terra Mining Corporation and subsidiary acquired on February 28, 2011.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

WMTN is an exploration and development company that explores, acquires, and develops advanced stage properties. We have a high-grade gold system in the resource definition phase with 168,000 oz of inferred gold which in total offers potential of greater than 1,000,000 ounces. The property consists of 240 Alaska state mining claims covering approximately 130 square kilometers. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.

We have budgeted expenditures for the next twelve months of approximately $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.  For further details see “Cash Requirements” below.

WMTN believes that it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. As discussed under “Cash Requirements” below, we must expend $9,050,000 over the next four years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

Our principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt and the exercise of warrants.  WMTN plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

Our primary activity will be to proceed with the Terra Mining Corporation (“TMC”) project and other mining opportunities that may present themselves from time to time. We cannot guarantee that the TMC project will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development Company.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

		Year Ended October 31,
		2011	2010	$ Variance	% Variance

Revenue		$-	$-	$-
Cost of sales		-	-	-
Gross profit		-	-	-
Selling, general and administrative expenses		1,710	442	1,268	-286.9%
Exploration expenses		1,461	-	1,461	-100.0%
Operating loss		(3,171)	(442)	(2,729)	-617.4%
Other income (expense):
	Interest expense	-	(13)	13	100.0%
	Consulting income - Terra Mining Corporation	50	-	50	100.0%
	Finance fee	(14)	(40)	26	65.0%
	Merger expense	(900)	-	(900)	-100.0%
Total other expense		(864)	(53)	(811)	-1530.2%
Net loss		$(4,035)	$(495)	$(3,540)	-715.2%

YEAR ENDED OCTOBER 31, 2011 COMPARED TO THE PERIOD FROM INCEPTION OF MARCH 25, 2010 TO OCTOBER 31, 2010

EXPENSES

Selling, general and administrative expenses for the year ended October 31, 2011 increased $1,268,000 to $1,710,000 as compared to $442,000 for the period from inception of March 25, 2010 to October 31, 2010. Exploration expenses for the year ended October 31, 2011 increased $1,461,000 to $1,461,000 as compared to $0 for the period from inception of March 25, 2010 to October 31, 2010. We acquired TMC on February 28, 2011.

Such expenses for the year ended October 31, 2011 and for the period from inception of March 25, 2010 to October 31, 2010 consisted primarily of employee and independent contractor expenses, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the year ended October 31, 2011 was $4,035,000 as compared to a net loss of $495,000 for the period from inception of March 25, 2010 to October 31, 2010. The net loss included $900,000 of non-cash expenses related to the reverse merger transaction.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $10,000, working capital deficit of approximately $1,138,000 and no indebtedness as of October 31, 2011. In addition, we have $1,155,000 million due under operating leases in 2011 and future years.  Further, we have $8,100,000 in mining expenditures in 2012 and future years.

With the acquisition of TMC, we expect that compared to the historic expenses incurred by TMC and, subject to raising additional capital, expenditures will ramp up for exploration and development.  We have budgeted expenditures for the next twelve months of approximately $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development. We may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead depending on the availability of additional financing. In addition, we expect that we will need to raise additional funds if it decides to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if it must respond to unanticipated events that require it to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

OPERATING ACTIVITIES

Net cash used in operating activities for the year ended October 31, 2011 was $1,630,000. This amount was primarily related to a net loss of $4,035,000, depreciation and amortization, non-cash expenses related to the reverse merger transaction of $1,039,000, $734,000 of non-cash expenses related to operations and decrease in accounts payable and accrued expenses of $1,093,000, offset by and an increase in prepaid expenses of $290,136 and contractual rights of $150,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the year ended October 31, 2011 was $317,000. This amount reflects cash expenditures of $414,000, offset by cash acquired in merger of $101,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended October 31, 2011 was $1,445,000. This amount was primarily related to the issuance of promissory notes and common stock of $2,070,000, offset by the repayment of debenture notes of $630,000.

Our unaudited contractual cash obligations as of October 31, 2011 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$1,155,350	$280,350	$500,000	$250,000	$125,000
Capital lease obligations	0	0	0	0	0
Note payable	0	0	0	0	0
Mining expenditures	8,100,000	3,500,000	3,600,000	1,000,000	0
Acquisitions	0	0	0	0	0
	$9,255,350	$3,780,350	$4,100,000	$1,250,000	$125,000

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of October 31, 2011, the Company had no uninsured cash amounts.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of October 31, 2011, there are no impairments recognized.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no investments in any market risk sensitive instruments either held for trading purposes or entered into for other than trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of October 31, 2011:

We do not have an audit committee.  An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

(b)  Changes In Internal Control Over Financial Reporting

During the quarter ended October 31, 2011, there were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended October 31, 2011 that were not filed.

PART III

Except as otherwise disclosed below, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the WestMountain Index Advisor, Inc. Proxy Statement for the annual meeting of shareholders to be held in March 2012, as summarized below:

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

"Election of Directors;" "Section 16(a) Beneficial Ownership Reporting Compliance;" "Corporate Governance;" and "Meetings and Committees of the Board of Directors." – see the WestMountain Index Advisor, Inc. Proxy Statement for the annual meeting of shareholders to be held in March 2012.

The following table sets forth, as of October 31, 2011, the name, age, and position of each executive officer and director and the term of office of each director of the Company,  as well as certain biographical information, is set forth below.

Name	Age	Positions and Offices Held	Since
Gregory Schifrin	53	Director, President and Chief Executive Officer	February 28, 2011

James Baughman	55	Director, Chief Operating Officer and Senior Vice President	February 28, 2011

Mark Scott	58	Chief Financial Officer and Secretary	February 28, 2011

Kevin Cassidy	55	Independent Director	August 24, 2011

Michael Lavigne	54	Independent Director	August 24, 2011

Business Experience Descriptions

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Our Management Directors

Gregory Schifrin

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

From 1985 to the Present, Mr. Schifrin was the cofounder and President of Minex Exploration, a mining industry known exploration consulting and service company, where Mr. Schifrin managed a staff of 15 to 20 personnel, clients and contracts, accounting, legal and regulatory requirements, as well as managing exploration projects, grassroots through drilling and development phase, throughout North America for major and junior mining companies.

From October 1992 to the Present, Mr. Schifrin co-founded Selkirk Environmental, Inc., an environmental consulting and service company where he managed environmental regulatory compliance, risk analysis, pollution cleanup and environmental assessment for public and private clients.

From November of 2006 to December 2007, Mr. Schifrin was the President and CEO of Golden Eagle Mining Corporation, where he managed corporate affairs, geological exploration, property acquisition and accounting.

In August of 1983, Mr. Schifrin received a Bachelor of Science degree in Geology from the University of Idaho, Moscow. He is a registered professional geologist in the State of Washington. Mr. Schifrin resides in Sandpoint, Idaho.

Mr. Schifrin was appointed as a Director based on his significant experience in the mining and mineral exploration industry.

James Baughman

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

Mr. Baughman was appointed as a Director based on his significant experience in the mining and mineral exploration industry.

Our Independent Directors

Kevin Cassidy

Mr. Cassidy is the Managing Member and Founder of Logic International Consulting Group, LLC, a consulting firm specializing in the development of global trading businesses and the creation of the requisite infrastructure, management and support paradigms of said platforms.

Previously Mr. Cassidy was a Founding Partner & Chief Operating Officer of Archeus Capital Management, LLC, a multi strategy hedge fund which managed in excess of $3.5 billion in assets. Mr. Cassidy was responsible to optimize the use of the firm’s Capital Balance which regularly exceeded $1 billion by deploying an effective treasury and cash management strategy at the firm.

Mr. Cassidy also served as the Chief Operating Officer for Bank Julius Baer (BJB), based in Zurich. BJB at that time was the largest privately held Bank in Switzerland. He was a member of the BJB Management Committee and responsible for organizing and directing the re-branding of the BJB global trading platform, including both new product and business development. In addition, Mr. Cassidy developed the global FX Option Trading Business and Operating Support Paradigm for the Bank.

Prior to BJB, Mr. Cassidy was Managing Director of UBS, where he was the Global Head of Fixed Income Derivatives Support. He also served as the Global Head of the Bank’s Derivatives Infrastructure, including operations, finance, IT systems and legal. While at UBS, Mr. Cassidy was also President of UBS Securities Swaps Inc., the bank’s US based derivatives platform and business center.

Earlier in his career, Mr. Cassidy was Managing Director of Bear Sterns, where he was credited with the development of multiple new products, including, Currency Exchange Warrants (CEW’s) and Remarketed Preferred, and was also responsible for the new product planning and development group.

Mr. Cassidy began his career at Merrill Lynch, where he rose to the position of Senior Section Manager in charge of New Product Planning & Development.  In this position, he was credited with the development of (i) the Remarketed Preferred Product and Trading Platform, and (ii) the development of the Short Term Put Securities Product and Global Trading Platform.

Mr. Cassidy was appointed a Director based on his significant experience and contacts in the banking industry. We expect Mr. Cassidy to advise and assist the Company with regard to raising additional capital for the development of the business.

Michael Lavigne

Michael Lavigne has served as the CEO and a board member of Silver Verde May Mining Company, Inc. from December 2008 to the present. Silver Verde May, an exploration stage mining company located in Wallace, Idaho, holds a number of properties in Idaho, Utah and Wyoming. From August 2008, Mr. Lavigne served as a consultant for Golden Eagle Mining Company, which was acquired by Silver Verde May in December 2008. Mr. Lavigne also serves on the board of Mascot Mining which holds properties in Idaho and Montana.

Mr. Lavigne is the owner and Managing Partner of Capital Peak Partners, LLC.  Capital Peak provides consulting services in the area of corporate and business development. Capital Peak Partners was founded in September of 2010.

Previously Mr. Lavigne held a number of positions in the travel and hospitality industry. From November 2006 to July 2008, Mr. Lavigne founded and served as a director and CEO of Travel Services Group. From September 2003 to October 2006, Mr. Lavigne was the COO of Glacier Bay Cruise Lines, an adventure cruise in South East Alaska.  Mr. Lavigne was a director of Coastal Hotel Group, a partner in NorthCoast Hotels and a member of Starwood Hotel’s Leisure Travel Advisory Board.  Also, Mr. Lavigne was the CEO and chairman of Global Leisure, Inc., the parent company of Maupin Tours, Sunmakers, Jet Set North America, Hawaii Leisure and Regency Pacific.

Prior to the travel and hospitality business Mr. Lavigne was involved in the securities and corporate finance business and served as the managing Director of Northwest Capital and Advisory Services and the CEO and chairman of RCL Northwest.  Mr. Lavigne was a board member of the Spokane Stock Exchange, a registered national securities exchange which listed primarily mining and resources related companies.

Mr. Lavigne has been on a number of community and charitable boards including, The Giving Back Fund, Communities and Schools of Seattle, The Seahawk Academy and the Jacob Green Golf Classic.

Mr. Lavigne received his BA in Accounting from the University of Idaho and a JD from Gonzaga University School of Law.

Mr. Lavigne was appointed as a Director based on his significant experience in the mining and mineral exploration industry.

Other Executive Officers

Mark Scott

Mr. Scott has served as Chief Financial Officer and Secretary since February 28, 2011 and as a consultant from December 2010. He has significant financial, capital market and relations experience in public microcap companies. Mr. Scott currently also serves as Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., positions he has held since May 2010 and as Chief Financial Officer of Sonora Resources Corp., a position he has held since June 2011. Mr. Scott previously served as Chief Financial Officer of IA Global, Inc. from October 2003 to June 2011. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc.

He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. As a member of the National Association of Corporate Directors, Mr. Scott is a certified corporate director. Mr. Scott is also a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

ITEM 11. EXECUTIVE COMPENSATION

"Executive Compensation;" "Director Compensation;" "Compensation Committee Interlocks and Insider Participation;" and "Compensation Committee Report." – see the WestMountain Index Advisor, Inc. Proxy Statement for the annual meeting of shareholders to be held in March 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

"Security Ownership of Certain Beneficial Owners and Management." – see the WestMountain Index Advisor, Inc. Proxy Statement for the annual meeting of shareholders to be held in March 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

"Review and Approval of Related Person Transactions" and "Director Independence." – see the WestMountain Index Advisor, Inc.  Proxy Statement for the annual meeting of shareholders to be held on in March 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company's independent registered public accounting firm are disclosed under the caption "The Ratification of Appointment of PMB Helin Donovan LLP as the Company's Independent Registered Public Accounting Firm (Independent Auditors) for the fiscal year ended October 31, 2011."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS:

Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Title of Document	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of October 31, 2011 and 2010	F-2

Consolidated Statements of Operations for the year ended October 31, 2011 and the period from inception of March 25, 2010 to October 31, 2010	F-3

Consolidated Statements of Changes in Stockholders' Deficit for the year ended October 31, 2011 and the period from inception of March 25, 2010 to October 31, 2010	F-4

Consolidated Statements of Cash Flows for the for the year ended October 31, 2011 and the period from inception of March 25, 2010 to October 31, 2010	F-5

Notes to the Financial Statements	F-6

(b) EXHIBITS:

Exhibit No.	Description

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

10.1	Proposed Summary of Terms dated July 20, 2010 by and between West Mountain Index Advisor, Inc. and Terra Mining Corporation. (1)

10.2	Exploration, Development and Mine Operating Agreement dated September 15, 2010 by and between Raven Gold Alaska Inc., International Tower Hills Mines, Terra Gold Corporation and Terra Mining Corporation. (1)

10.3	Summary Report on the Terra Gold Project, McGrath District, Alaska dated June 15, 2010. (1)

10.4	Confirmation of Close of Share Exchange Agreement dated February 28, 2011 by and between WestMountain Index Advisor, Inc. and Terra Mining Corporation, Inc. (1)

10.5	Rescission Agreement dated February 18, 2011 by and between Terra Mining Corporation, Inc. and Convertible Debenture Holders. (1)

10.6	Stock Purchase Agreement dated February 18, 2011 by and between WestMountain Index Advisor, Inc. and Terra Mining Corporation, Inc. (1)

10.7	Share Exchange Agreement dated February 18, 2011 by and between WestMountain Index Advisor, Inc., Gregory Schifrin, American Mining Corporation and James Baughman. (1)

10.8	Subscription Agreement dated February 18, 2011 by and between WestMountain Index Advisor, Inc. and Mining Minerals LLC. (1)

10.9	Conversion of Demand Promissory Notes dated February 18, 2011 by and between WestMountain Index Advisor, Inc. and BOCO Investments, Inc. (1)

10.10	Subscription Agreements dated February, 2011 by and between WestMountain Index Advisor, Inc. and Investors .(1)

10.11	Consulting Agreement dated February 18, 2011 by and between WestMountain Index Advisor, Inc. and Mark Scott. (1)

10.12	Consulting Agreement dated February 18, 2011 by and between WestMountain Index Advisor, Inc. and WestMountain Asset Management, Inc. (1)

10.13	Consulting Agreement dated February 18, 2011 by and between WestMountain Index Advisor, Inc. and Capital Peak Partners LLC. (1)

10.14	Form of Warrant dated February 18, 2011 by and between WestMountain Index Advisor, Inc. Terra Mining Corporation, Inc. founding investors (the “$0.001 Warrant Form”). (1)

10.15	Form of Warrant dated February 18, 2011 by and between WestMountain Index Advisor, Inc. Terra Mining Corporation, Inc. Investors and BOCO Investments, Inc. (the “$0.75 Warrant Form”) (1)

10.16	Employment Agreement dated October 1, 2010 by and between Terra Mining Corporation, Inc. and Gregory Schifrin. (1) *

10.17	Employment Agreement dated October 1, 2010 by and between Terra Mining Corporation, Inc. and James Baughman. (1) *

10.18	Resignation Letter of Brian L. Klemsz dated February 28, 2011. (1) *

10.19	Audited Financial Statements of Terra Mining Corporation and Subsidiary as of October 31, 2010 and for the period of inception from March 25, 2010 to October 31, 2010. (1)

10.20	Employment Agreement dated April 9, 2011 by and between WestMountain Index Advisor, Inc. and Mark Scott (3) *

10.21	Advisory Agreement dated April 1, 2011 by and between WestMountain Index Advisor, Inc. and Sterling Group. (3)

10.22	Warrant for the Purchase of Common Stock dated April 1, 2011 by and between WestMountain Index Advisor, Inc. and Sterling Group. (3)

10.23	Services Agreement dated April 7, 2011 by and between WestMountain Index Advisor, Inc. and Logic International Consulting Group LLC (3)

10.24	Warrant for the Purchase of Common Stock dated April 1, 2011 by and between WestMountain Index Advisor, Inc. and Logic International Consulting Group LLC. (3)

10.25	Amended Porterfield Lease dated February 18, 2011 by and between Terra Gold Corp and Ben Porterfield (4)

10.26	Form of Subscription Agreement (4)

21.1	Subsidiaries (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (4)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (4)

32.1	Section 906 Certifications (4)

32.2	Section 906 Certifications (4)

99.1	Code of Conducts and Ethics dated February 28, 2011 (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.INS	XBRL Instance Document (4)

101SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

* Indicates management contract or compensatory plan.

(1) Attached as an exhibit to the Company’s Form 8-K dated February 28, 2011 and filed with the SEC on March 4, 2011.

(2) Previously filed with Form SB-2 Registration Statement, January 2, 2008 (in the case of the Articles of Incorporation, as amended per the 8-K filed on Oct. 12, 2010).

(3) Attached as an exhibit to the Company’s Form 8-K dated April 30, 2011 and filed with the SEC on May 19, 2011.

(4) Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
WestMountain Index Advisors, Inc.:

We have audited the accompanying balance sheets of WestMountain Index Advisors, Inc. (the “Company”) (a development stage company) as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the period from March 25, 2010 (“Inception”) through October 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Index Advisors, Inc. as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the period from Inception through October 31, 2011 and 2010, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has sustained a net loss from operations and has an accumulated deficit during the development stage.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP December 20, 2011 Seattle, Washington

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	October 31, 2011	October 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,791	$512,006
Prepaid expenses	238,860	2,500
Other current assets - related party	20,839	-
Total current assets	269,490	514,506

EQUIPMENT, NET	412,070	-

OTHER ASSETS
Contractual rights	600,000	150,000
Mining claims	15,086	11,275
Security deposits	2,050	-

TOTAL ASSETS	$1,298,696	$675,781

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$774,235	$101,869
Accounts payable - related parties	489,435	-
Accrued payroll and vacation	35,914	-
Accrued expenses - related parties	80,011	61,728
Other current liabilities	28,167	-
Demand promissory notes	-	150,000
Total current liabilities	1,407,762	313,597

LONG TERM LIABILITIES:
Derivative liability-warrants	-	4,200
Convertible debentures	-	625,000
TOTAL LONG TERM LIABILITIES	-	629,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and
outstanding at 10/31/11 and 10/31/10, respectively	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 18,450,354
and 8,828,313 shares issued and outstanding at October 31, 2011 and 2010, respectively	18,450	8,828
Additional paid in capital	4,402,762	219,174
Accumulated deficit	(4,530,278)	(495,018)
Total stockholders' deficit	(109,066)	(267,016)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,298,696	$675,781

The accompanying notes are an integral part of these consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	From March 25, 2010 (Inception)	From March 25, 2010 (Inception)
	October 31, 2011	to October 31, 2010	to October 31, 2011

REVENUE	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,710,150	442,459	2,152,609
EXPLORATION EXPENSE	1,461,183	-	1,461,183
OPERATING LOSS	(3,171,333)	(442,459)	(3,613,792)

OTHER INCOME (EXPENSE):
Interest (expense) income, net	118	(12,359)	(12,241)
Consulting income - Terra Mining Corporation	50,400	-	50,400
Financing fee	(14,445)	(40,200)	(54,645)
Merger expense	(900,000)	-	(900,000)
Total other expense	(863,927)	(52,559)	(916,486)

LOSS BEFORE INCOME TAXES	(4,035,260)	(495,018)	(4,530,278)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(4,035,260)	$(495,018)	$(4,530,278)

Basic and diluted loss per common share attributable to WestMountain Index Advisor, Inc. and subsidiaries common shareholders-

Basic and diluted loss per share	$(0.32)	$(0.13)

Weighted average shares of common stock outstanding- basic and diluted	12,592,922	3,953,313

The accompanying notes are an integral part of these consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

					Total
	Common Stock				Stockholders'
		Amount	APIC	Deficit	Equity (Deficit)

Balance as of March 25, 2010	-	-	-	-	-

Effect of Reverse Merger	8,828,313	$8,828	$219,174	$-	$228,002
Net loss for the period of inception from March 25, 2010 to October 31, 2010	-	-	-	(495,018)	(495,018)
Balance as of October 31, 2010	8,828,313	8,828	219,174	(495,018)	(267,016)

Issuance of common stock for services	686,000	686	221,514	-	222,200
Issuance of common stock for mineral rights	500,000	500	249,500	-	250,000
Warrants issued for consulting services	-	-	537,000	-	537,000
Issuance of common stock for conversion of demand promissory notes	1,000,000	1,000	499,000	-	500,000
Warrant issued for merger and acquisitions expenses			900,000	-	900,000
Stock issued for cash under private placements net of cost	2,552,041	2,552	1,661,877	-	1,664,429
Issuance of common stock for liability conversions	228,000	228	113,772	-	114,000
Issuance of common stock related to the exercise of warrants	4,656,000	4,656	925	-	5,581
Net loss	-	-	-	(4,035,260)	(4,035,260)

Balance as of October 31, 2011	18,450,354	$18,450	$4,402,762	$(4,530,278)	$(109,066)

The accompanying notes are an integral part of these consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	From March 25, 2010 (Inception)	From March 25, 2010 (Inception)
	October 31, 2011	to October 31, 2010	to October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,035,260)	$(495,018)	$(4,530,278)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	2,577	-	2,577
Issuance of common stock and warrants for services and expenses	1,773,200	-	1,773,200
Issuance of common stock per-merger	-	48,202	48,202
Changes in operating assets and liabilities:
Prepaid expenses	(290,136)	(2,500)	(292,636)
Other current assets - related party	(20,839)	-	(20,839)
Contractual rights	(150,000)	-	(150,000)
Other assets	(2,050)	-	(2,050)
Accounts payable - trade and accrued expenses	1,092,656	163,597	1,256,253
CASH USED IN OPERATING ACTIVITIES	(1,629,852)	(285,719)	(1,915,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(413,998)	-	(413,998)
Cash acquired in merger	101,252	-	101,252
Cash paid for mining claims	(4,628)	(11,275)	(15,903)
NET CASH USED IN INVESTING ACTIVITIES:	(317,374)	(11,275)	(328,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	5,000	625,000	630,000
Repayment of debenture notes	(630,000)	-	(630,000)
Proceeds from demand promissory notes	400,000	150,000	550,000
Proceeds form the issuance of common stock per-merger	-	34,000	34,000
Proceeds from the issuance of common stock	1,670,011	-	1,670,011
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,445,011	809,000	2,254,011

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(502,215)	512,006	9,791

CASH AND CASH EQUIVALENTS, beginning of period	512,006	-	-

CASH AND CASH EQUIVALENTS, end of period	$9,791	$512,006	$9,791

Supplemental disclosures of cash flow information:
Interest paid	$29,197	$-	$29,197
Taxes paid	$-	$-	$-

WestMountain items acquired in merger:
Other current assets	$44,670	$-	$44,670
Fixed assets	$649	$-	$649
Accounts payable and other accrued liabilities	$(86,815)	$-	$(86,815)

Non-cash investing and financing activities:
Stock issuance for contractual rights	$250,000	$150,000	$400,000
Debt converted to common stock	$500,000	$-	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

THE COMPANY AND OUR BUSINESS

WestMountain Index Advisor, Inc., a Colorado Corporation, (“WestMountain,” “WMTN” or the “Company”) originally planned to act as a developer of indexes that allow investors to access specific market niches or sub-markets. It had planned to earn income by helping investors identify and access specific market niches or sub-markets using its index products.

In previous filings, the Company disclosed that if it were not successful in its operations, it would be faced with several options:

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

On September 17, 2010, the Company executed a non-binding term sheet with Terra Mining Corporation (“TMC”), a private British Columbia, Canadian corporation, whereby WMTN would acquire TMC in a reverse merger transaction.

The Company acquired TMC on February 28, 2011 (the “Share Exchange”) and the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby TMC is deemed to be the accounting acquirer (legal acquiree) and WMTN to be the accounting acquiree (legal acquirer). The Company’s financial statements before the date of Share Exchange are those of TMC with the results of WMTN being consolidated from the date of Share Exchange. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

The Company adopted TMC’s fiscal year, which is October 31.

WMTN is an exploration and development stage company that explores, acquires, and develops advanced stage properties. The Company has a high-grade gold system in the resource definition phase with 168,000 oz of inferred gold which in total offers potential of greater than 1,000,000 ounces that is owned by the Company’s wholly owned subsidiary, Terra Mining Corp. (“TMC”). The property consists of 240 Alaska state mining claims covering approximately 130 square kilometers. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010,  which is referred to as  the “TMC project”.

The Company has budgeted expenditures for the next twelve months of approximately $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described below.

WMTN believes it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. The Company must expend $9,050,000 over the next three years as an “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if the Company is unable to raise this capital, the Company will not be able to complete the earn in on this project.

The Company’s principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt.  WMTN plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within the Company’s control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

The Company’s primary activity will be to proceed with the TMC project and other mining opportunities that may present themselves from time to time. The Company cannot guarantee that the TMC project will be successful or that any project that WMTN embarks upon will be successful. The goal is to build our Company into a successful mineral exploration and development Company.

Reverse Stock Split

Effective with the commencement of trading on October 12, 2010, the Company reverse split its Common Shares. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each four Old Common Shares held, thus effecting a one-for-four reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. All common shares have been retroactively restated to account for the reverse split.

Liquidity and Going Concern

During the fiscal year ended October 31, 2011 and the period from inception of March 25, 2010 to October 31, 2011, the Company had no revenues.

With the acquisition of TMC, the Company expects that compared to the historic expenses incurred by TMC and, subject to raising additional capital, expenditures will ramp up for exploration and development.  The Company has budgeted expenditures for the next twelve months of approximately $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development. The Company may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead depending on the availability of additional financing. In addition, the Company expects that it will need to raise additional funds if the Company decides to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if it must respond to unanticipated events that require it to make additional investments. The Company cannot assure that additional financing will be available when needed on favorable terms, or at all.

The Company’s accountants have expressed doubt about its ability to continue as a going concern as a result of the Company’s history of net losses. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue the TMC project as described in this Form 10-K. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements.

Accounting Method
The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
These consolidated financial statements include the Company’s consolidated financial position, results of operations, and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of October 31, 2011, the Company had no uninsured cash amounts.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of October 31, 2011, there are no impairments recognized.

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

Provision for Income Taxes
Income taxes are provided based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of October 31, 2011, the Company had warrants for the purchase of 6,321,041 common shares which were not included in the computation of loss per share at October 31, 2011 because they would have been anti-dilutive. In addition, the Company has 1,000,000 shares of common stock to be issued over three years to International Tower Hill Ltd. which could potentially dilute future earnings per share.

Prepaid expenses
Prepaid expenses were $238,860 and $2,500 as of October 31, 2011 and 2010, respectively. The prepaid expenses primarily reflect amounts expensed for warrants that are being amortized over the life of the service agreements.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) which provides guidance on financial accounting and reporting related to goodwill and other intangibles, other than the accounting at acquisition for goodwill and other intangibles acquired in a business combination or an acquisition by a not-for-profit. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, the Company early adopted the guidance for fiscal year 2011 and implementation did not have a material impact on its financial statements.

In April 2010,  the FASB issued  Accounting  Standard  Update  ("ASU")  2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based  Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations  or cash flows of the  Company. In March 2010, the FASB issued ASU No.2010-11, which is included in the Certification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

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

Other Reverse Merger Agreements

On February 18, 2011, WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $0.001 per share.  WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis. On August 15, 2011, WASM exercised a portion of the warrant and 866,000 shares of WMTN common stock were issued
.
Post Merger Equity Transactions

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

Conversion of BOCO Demand Promissory Notes (“Notes”)

On August 5, 2010, TMC issued a Note to BOCO totaling $100,000.   The Note included interest of 15% per annum and was payable on November 3, 2011.  As part of the consideration for the loan, TMC issued warrants to BOCO to acquire 300,000 shares of TMC common stock at an exercise price of $0.001 per share. These warrants have been forfeited.

On December 22, 2010, TMC issued a non-interest bearing Note to BOCO in the amount of $400,000.    As part of the consideration for this loan, TMC issued warrants to BOCO to acquire 800,000 shares of TMC common stock at an exercise price of $0.001 per share. These warrants have been forfeited.

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

The acquisition of TMC by WMTN has been accounted for as a reverse acquisitions and recapitalization.  The WMTN assets and liabilities acquired are recorded at historical cost basis as follows:

Cash	$101,252
Note Receivable	35,644
Prepaid Expenses	9,026
Equipment, net	649
Accounts payable – trade	(66,815
Accrued liabilities	(20,000)
Net assets assigned to additional paid in capital	$59,756

The results of operations of WMTN are included in the Consolidated Statements of Operations for the period February 18, 2011 through October 31, 2011.

	As Reported Year Ended October 31, 2011	Pre-Acquisition Operations of WestMountain November 1, 2010 - February 17, 2011	Pro Forma Year Ended October 31, 2011

Revenue	$-	$-	$-
Net loss	(4,035,260)	(125,724)	(4,160,984)
Net loss per common share	(0.32)		(0.33)

NOTE 4. AGREEMENTS

Exploration, Development and Mine Operating Agreement

Joint Venture Agreement

On September 15, 2010, TMC, TGC and Raven Gold Alaska, Inc. (“Raven”) signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). TMC agreed to have 250,000 shares of WMTN common stock issued to Raven no later than one year after the closing of the acquisition of TMC by WMTN and an additional 250,000 shares of WMTN common stock issued on or before each of December 31, 2011, December 31, 2012 and December 31, 2014, for a total of 1,000,000 shares of WMTN common stock. The $50,000 due with the signing of the Letter of Intent in February 2010 was paid September 17, 2010. TMC had incurred $223,102 of project expenses in 2010 and $377,841 in 2011 for total TMC project costs of $600,943. These amounts are included in exploration expenses.

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

Payment of $10,000 with the signing of the Letter of Intent in February 2010 (paid September 2010).
Payment of $40,000 with the signing of the JV Agreement (paid September 2010).
Payment of $100,000 on or before December 31, 2011.
Payment of $150,000 on or before December 31, 2012.

Provide the following project funding-

Payment of $1 million in project expenses on or before December 31, 2011, including $100,000 to Raven camp equipment.
Payment of $2.5 million in additional project expenses on or before December 31, 2012, including $100,000 to Raven for camp equipment.
Payment of $2.5 million in additional project expenses on or before December 31, 2013.

Issue the following common stock, which is subject to a two year trading restriction, upon the completion of the acquisition of TMC by WMTN:

Issue 250,000 shares of WMTN common stock no later than one year after the closing of the acquisition of TMC.
Issue 250,000 shares of WMTN common stock on or before December 31, 2011 and December 31, 2012.

TMC and TGC then can increase their interest to 80% in the project with the following payments and stock issuances-

Payment of $150,000 on or before December 31, 2013.
Payment of $3.05 million in additional project expenses on or before December 31, 2014.
Issue 250,000 shares of WMTN common stock on or before December 31, 2014.

The failure to operate in accordance with the JV Agreement could result in the Company’s ownership being reduced or the JV Agreement being terminated.

All costs related to the JV Agreement have been recorded as exploration expenses.  The Company has not earned its 51% interest in the joint venture and does not control the joint venture therefore, the joint venture is not consolidated. At such time as the Company earns its 51% or gains control of the joint venture, it will consolidate the operations of the joint venture.

Amended Claims Agreement with Ben Porterfield

On January 7, 2011, TMC entered into an Amended Claims Agreement with Ben Porterfield related to five mining claims known as Fish Creek 1-5 (ADL-648383 through ADL-648387). As part of this Amended Claims Agreement, Ben Porterfield consented to certain conveyances, assignments, contributions and transfers related to this above five mining claims.

The Amended Claims Agreement, which incorporates the Claims Agreement dated March 22, 2005, has a term of ten years, which can be extended for an additional ten years with thirty days written notice. The Amended Claims Agreement defines terms and conditions and requires the following minimum royalties:

Payment of $100,000 annually on March 22, 2012 through March 22, 2015.
Payment of $125,000 annually on March 22, 2016 through the termination of the Amended Claims Agreement

The Company can terminate the Amended Claims Agreement with the payment of $875,000, less $75,000 paid during the years 2006-2011.

TMC paid $150,000 to Ben Porterfield and WMTN agreed to issue 500,000 shares of WMTN restricted common stock as of October 31, 2011. The common stock was recorded as Contractual Rights at $250,000 or $.50 per share. Another $50,000 is scheduled to be paid in December 2011. In addition, and Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost.

The failure to operate in accordance with the Amended Claims Agreement could result in the Agreement being terminated.

NOTE 5. EQUIPMENT, NET

Equipment, net comprises of the following:

	Estimated
	Useful Lives	October 31, 2011	October 31, 2010

Mining and other equipment	3 years	$414,647	$-
Less: accumulated depreciation		(2,577)	-
		$412,070	$-

Depreciation expense for the year ended October 31, 2011 and the period from inception of March 25, 2010 to October 31, 2011 was $2,577 and $0, respectively.

NOTE 6. CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS

The following relationships are material or are related as indicated.

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

Other Related Party Transactions

The Company has five full-time and part-time employees. The Company shares offices with Minex Exploration, an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex Mining contractors for exploration and development of the Alaska property. The Company has recorded current assets- related party and accounts payable- related party of $20,839 and $489,435, respectively, as of October 31, 2011.

Material Agreements

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

Any material related party transactions are reported in applicable sections of this Form 10-K.

NOTE 7. EQUITY TRANSACTIONS

Common Stock

During the period starting February 18, 2011, WMTN entered into Subscription Agreements with accredited investors totaling $1,139,329 net of issuance costs. WMTN agreed to issue 2,361,095 shares of restricted WMTN common stock at an average price of $0.50 and 3,361,095 warrants to purchase common stock. The warrants expire February 17, 2014 and are exercisable at $0.75 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrants within ninety days on a best efforts basis. The common stock shares do not have registration rights.

During August-October, 2011, the Company signed Subscription Agreements with four additional Accredited investors for $525,100 and issued 190,946 shares of restricted common stock at $2.75 per share. The restricted common stock does not have registration rights. In addition, the Company issued warrants for 190,946 shares at $4.25 per share. The warrants expire by August to October, 2014 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC in September 2011.

WMTN issued to Ben Porterfield 500,000 shares of WMTN restricted common stock for the purchase of mining claims know as Fish Creek. The common stock was recorded as Contractual Rights and valued at $250,000.

On June 1, 2011, Gregory Schifrin and James Baughman converted $30,000 of accrued payroll into 60,000 shares of WMTN common stock at $0.50 per share.

On June 1, 2011, Accredited Members, Inc. converted $84,000 of debt into 168,000 of WMTN common stock at $0.50 per share.

On August 24, 2011, the Company granted 686,000 shares of restricted common stock to officers and directors that were valued at $222,200. A notice filing under Regulation D was filed with the SEC on September 1, 2011 with regard to this stock issuance.

On February 18, 2011, WMTN entered into a Stock Purchase Agreement with TMC related to the acquisition of Terra Gold Corporation (“TGC”), a wholly owned subsidiary of TMC. Under the terms of the Stock Purchase Agreement, WMTN acquired 100% of TGC by assuming $500,000 in debt plus accrued interest of $7,685 owed to BOCO Investments LLC (“BOCO”).During the year ended October 31, 2011, this debt was converted into 1,000,000 share of common stock and accrued interest was waived.

Warrants

On February 18, 2011, WMTN entered into a Consulting Agreement with Capital Peak Partners LLC (“CPP and CPP Agreement”). Under the terms of the CPP Agreement, CPP agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending February 17, 2012. CPP received a Warrant for 1,800,000 shares at $0.001 per share. The warrant was valued at $900,000 ($0.50 per share) using the Black-Scholes-Merton option valuation model. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis. On June 13, 2011, the warrants were exercised.

On February 18, 2011, WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM” and “WASM Agreement”), a WMTN shareholder affiliated with BOCO Investments LLC. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $.001 per share.  WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis. On August 10, 2011, WASM exercised a portion of the warrant and 866,000 shares of WMTN common stock were issued. On November 15, 2011, WASM exercised a portion of the warrant and 7,000 shares of WMTN common stock were issued.

WMTN issued warrants to the TMC founder investors Gregory Schifrin and James Baughman for 300,000 and 200,000 shares of WMTN common stock, respectively. WMTN issued warrants to other TMC founder investors for 490,000 shares of common stock. The warrants expire February 17, 2014 and are exercisable at $0.001 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares and shares issuable upon exercise of the warrants within ninety days on a best efforts basis. On June 13, 2011, the warrants were exercised and 1,000,000 shares of WMTN common stock were issued.

WMTN issued 1,000,000 shares of its common stock and a warrant to acquire an additional 1,000,000 shares of WMTN common stock exercisable for $0.001 per share to BOCO in exchange for the $500,000 demand note. On June 13, 2011, the warrant was exercised and 1,000,000 shares of WMTN common stock were issued.

On April 1, 2011, the Company issued a warrant for the purchase of 300,000 shares of common stock of the Company to the Sterling Fund for advisory services.  The warrant has an exercise price of $0.50 and expires in March 31, 2014. The warrant was valued at $117,000 ($0.39 per share) using the Black-Scholes-Merton option valuation model. The warrant may be called by the Company if registered and with a closing price $4.00 or more for five trading days.

On April 7, 2011, the Company signed a Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Company issued Logic a warrant dated April 7, 2011 for the purchase of 1,200,000 shares of the Company’s common stock. The Warrant exercise price is $1.00 per share and it expires April 6, 2014. The warrant was valued at $420,000 ($0.35 per share) using the Black-Scholes-Merton option valuation model. The Warrant may be called by the Company if registered and with a closing price $4.00 or more for five trading days.

On August 24, 2011, the Company granted CPP under its Service Agreement a warrant for 250,000 shares at $0.50 per share and 250,000 shares at $0.75 per share. The warrants expire August 23, 2014 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $2.00 or more for the Company’s common stock has been sustained for five trading days. The shares were valued at the measurement date at $92,446 and will be amortized over the life of the service agreement.

On August 24, 2011, the Company granted Logic under the Logic Agreement a warrant for 700,000 shares at $1.00 per share. The warrant expires August 23, 2014 and does not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The shares were valued at the measurement date at $246,313 and will be amortized over the life of the service agreement.

Except as disclosed, all of the above private placements of our securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933.

A summary of the warrants issued as of October 31, 2011 were as follows:

	October 31, 2011
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	1,100,000	$0.001
Issued	10,977,041	0.510
Exercised	(4,656,000)	(0.001)
Forfeited	(1,100,000)	(0.001)
Expired	-	-
Outstanding at end of period	6,321,041	$0.901
Exerciseable at end of period	6,321,041

A summary of the status of the warrants outstanding as of October 31, 2011 is presented below:

	October 31, 2011
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
69,000	2.42	$0.001	69,000
550,000	2.42	0.500	550,000
3,611,095	2.42	0.750	3,611,095
1,900,000	2.42	1.000	1,900,000
181,855	2.75	4.250	181,855
9,091	2.95	4.250	9,091
6,321,041		$0.901	6,321,041	$0.901

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended October 31, 2011 were as follows:

Assumptions
Dividend yield	0%
Expected life	3
Expected volatility	143%
Risk free interest rate	2%

At October 31, 2011, vested warrants totaling 6,321,042 shares had an aggregate intrinsic value of $189,631.

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

Employment Agreements

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin (“Schifrin Agreement”), which was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Schifrin Agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin received a $10,000 bonus for entering into the Schifrin Agreement and is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On October 1, 2010, TMC signed an Employment Agreement with James Baughman (“Baughman Agreement”), which was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Baughman Agreement, Mr. Baughman was appointed Chief Operating Officer for an indefinite period at a salary of $120,000 per year. Mr. Baughman is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Baughman received a $10,000 bonus for entering into the Baughman Agreement and is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Baughman may resign with 60 days notice. If Mr. Baughman is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On February 18, 2011, the Company entered into a Consulting Agreement with Mark Scott (“Scott Consulting Agreement”). Under the terms of the Scott Consulting Agreement, Mr. Scott agreed to consult on the TMC reorganization and complete the filing of certain SEC filings during the period ending April 8, 2011.  Mr. Scott received $12,000 in cash and 24,000 shares of the Company’s restricted common stock. The terms of his appointment as CFO were finalized at the conclusion of the Scott Consulting Agreement. On April 11, 2011, the Board awarded Mr. Scott an additional $20,000 in cash and 40,000 shares of the Company’s restricted common stock.

On April 18, 2011, the Company entered into an Employment Agreement (“Scott Employment Agreement”) with Mark Scott as the Company’s Chief Financial Officer, which was effective April 9, 2011. The Scott Employment Agreement replaced the Scott Consulting Agreement dated February 18, 2011 and which expired on April 8, 2011.

Under the terms of the Scott Employment Agreement, Mr. Scott was appointed Chief Financial Officer for an indefinite period at a salary of $96,000 per year. Mr. Scott is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Scott is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits, life and disability insurance. Mr. Scott may resign with 60 days notice. If Mr. Scott is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, one times his annual salary, one times his targeted annual bonus, one times his last year’s bonus and any accrued vacation.

The Board of Directors has awarded Mr. Scott a total of 236,000 shares under the Scott Employment Agreement.

Consulting Agreements

On February 18, 2011, WMTN entered into a Consulting Agreement with Capital Peak Partners LLC (“CPP and CPP Agreement”). Under the terms of the CPP Agreement, CPP agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending February 17, 2012. CPP received a Warrant for 1,800,000 shares at $.001 per share (subject to terms as contained in the $0.001 Warrant Form). The warrant was valued at $0.50 per share using the Black-Scholes-Merton option valuation model. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the Warrant within ninety days on a best efforts basis. In addition, CPP was paid a $125,000 bonus because WMTN received $1,500,000 in funding or debt conversions. On June 13, 2011, CPP transferred 50,000 shares to Mark Scott. On June 13, 2011, the warrants were exercised and 1,750,000 and 50,000 shares of WMTN common stock were issued to CPP and Mark Scott, respectively.

On April 1, 2011, the Company issued a warrant for the purchase of 300,000 shares of common stock of the Company to the Sterling Fund for advisory services. The warrant was valued at $.39 per share using the Black-Scholes-Merton option valuation model. The warrant expires March 31, 2014 and is callable if registered and with five days closing trading prices of the Company’s common stock over $4.00 per share.

On April 7, 2011, the Company signed a Services Agreement (“Logic Agreement”) with Logic International Consulting Group LLC (“Logic”). Under the Logic Agreement, Logic agreed to provide certain advisory services to the Company. The Logic Agreement expires April 6, 2013 and can be cancelled with cause or at the end of any calendar month with ninety days written notice.  The Logic Agreement automatically renews for an additional year at the end of the initial term unless either party provides 30 days written notice prior to the end of the initial term. The Logic Agreement requires a monthly payment of $40,000 after the initial monthly payment of $30,000. The Company issued Logic a Warrant dated April 7, 2011 for the purchase of 1,080,000 shares of the Company’s common stock. The Warrant price is $1.00 per share and it expires April 6, 2014. The warrant was valued at $.35 per share using the Black-Scholes-Merton option valuation model. The Warrant may be called by the Company if registered and with a closing price $4.00 or more for five trading days.

On August 24, 2011, the Company granted Logic under the Logic Agreement a warrant for 700,000 shares at $1.00 per share. The warrant expires August 23, 2014 and does not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days.

On August 24, 2011, the Company granted CPP under its Service Agreement a warrant for 250,000 shares at $0.50 per share and 250,000 shares at $0.75 per share. The warrants expire August 23, 2014 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $2.00 or more for the Company’s common stock has been sustained for five trading days.

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended October 31,	Total
2012	$280,350
2013	250,000
2014	250,000
2015	125,000
2016	125,000
Beyond	125,000
Total	$1,155,350

NOTE 9 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from both United States and Canadian sources.

Pretax losses arising from domestic operations (United States) were approximately $2,340,000 for the year ended October 31, 2011.  Pretax losses arising from foreign operations (Canada) were approximately $144,000, for the year ended October 31, 2011.

Pretax losses arising from domestic operations (United States) were approximately $283, 000 for the period of inceptions from March 25, 2010 to October 31, 2010.  Pretax losses arising from foreign operations (Canada) were approximately $212,000, for the period of inceptions from March 25, 2010 to October 31, 2010.

The Company has non- US net operating loss carryforwards of approximately $360,000, which expire in 2019-2030 and US of approximately $2,830,000 which expire in 2019-2030. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $1915,000 and $140,000 was established as of October 31, 2011 and 2010 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the period ended October 31, 2011, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and warrants issued for services.

The principal components of the Company’s deferred tax assets at October 31, 2011 and 2010 are as follows:

	2011	2010
U.S. operations loss carry forward at statutory rate of 34%	$841,089	$96,158
Non-U.S. operations loss carry forward at statutory rate of 20.5%	73,801	43,501
Total	914,890	139,659
Less Valuation Allowance	(914,890)	(139,659)
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$(914,890)	$(139,659)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the period ended October 31, 2011 and 2010 is as follows:

	2011	2010
Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	34.0%	34.0%
Effective Tax Rate	0.0%	0.0%

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available, which is December 20, 2011.

Subsequent to October 31, 2011, the following transactions occurred:

On November 15, 2011, the Company entered into a Note and Warrant Purchase Agreement, a Secured Convertible Promissory Note and a Warrant to Purchase Stock (“Promissory Note Documents”) with BOCO Investments, LLC (“BOCO”), an existing shareholder in the Company.

Under the Promissory Note Documents, the Company issued a Secured Convertible Promissory Note (“Note”) in the principal amount of $300,000. The Note is due in six months and provides for interest at 12% payable in arrears. The Note and accrued interest are convertible into common or preferred stock at a discounted price at the discretion of BOCO. The Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.  In addition, the Company issued a warrant to purchase 200,000 shares of common stock at $4.00. The Warrant expires November 15, 2021. There are no registration requirements. The Promissory Note Documents place certain operating restrictions on the Company.

The Agreement may be terminated by BOCO under certain conditions. The Agreement also contains certain representations and warranties of the Company and BOCO, including customary investment-related representations provided by BOCO, as well as acknowledgements by BOCO that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws.  The Company provided customary representations regarding, among other things, its organization, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.  BOCO’s representations and warranties are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC.  The Company also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Agreement.

During November and December, 2011, the Company signed Subscription Agreements with six additional Accredited investors for $179,601 and issued 65,310 shares of restricted common stock at $2.75 per share. The restricted common stock does not have registration rights. In addition, the Company issued warrants for 65,310 shares at $4.25 per share. The warrants expire by November and December, 2014 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on December 13, 2011 with regard to this stock issuance.

On November 13, 2011, the Company issued a warrant for the purchase of 92,000 shares of common stock of the Company at $4.25 per share to Hinman Au for advisory services.  The warrant expires November 12, 2014 and does not have registration rights. The warrant may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days.

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation's system of internal control over financial reporting as of October 31, 2011, in relation to criteria for effective internal control over financial reporting as described in "Internal Control--Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of October 31, 2011, its system of internal control over financial reporting is not effective based on the criteria of the "Internal Control--Integrated Framework".

/s/ Gregory Schifrin	/s/ Mark Scott
Gregory Schifrin	Mark Scott
Chief Executive Officer	Chief Financial Officer

Seattle, WA
December 20, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, WestMountain Index Advisor, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMOUNTAIN INDEX ADVISOR, INC.

Date: December 20, 2011	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary ( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Gregory Schifrin	Chief Executive Officer and Director	December 20, 2011
Gregory Schifrin	(Principal Executive Officer)

/s/ Mark Scott	Chief Financial Officer and Secretary	December 20, 2011
Mark Scott	(Principal Financial/Accounting Officer)

/s/ James Baughman	Management Director	December 20, 2011
James Baughman

/s/ Kevin Cassidy	Independent Director	December 20, 2011
Kevin Cassidy

/s/ Michael Lavigne	Independent Director	December 20, 2011
Michael Lavigne