Form 10-Q
period 2012-01-31
WESTMOUNTAIN INDEX ADVISOR INC
filed 2012-03-12
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended January 31, 2012

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

As of March 12, 2012, the Company had 19,119,028 shares of $0.001 par value common stock issued.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	January 31, 2012	October 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,346	9,791
Prepaid expenses	99,259	238,860
Other current assets - related party	30,930	20,839
Total current assets	133,535	269,490

EQUIPMENT, NET	391,014	412,070

OTHER ASSETS
Contractual rights	600,000	600,000
Mining claims	14,678	15,086
Security deposits	2,050	2,050

TOTAL ASSETS	$1,141,277	$1,298,696

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$742,200	$774,235
Accounts payable - related parties	512,048	489,435
Accrued payroll and vacation	31,801	35,914
Accrued expenses - related parties	30,011	80,011
Accrued interest	7,496	-
Promissory note	300,000	-
Other current liabilities	44,717	28,167
Total current liabilities	1,668,273	1,407,762

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and
outstanding at January 31, 2012 and October 31, 2011, respectively	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 19,119,028
and 18,450,354 shares issued and outstanding at Janaury 31, 2012 and October 31, 2011, respectively	19,119	18,450
Additional paid in capital	5,564,301	4,402,762
Accumulated deficit	(6,110,416)	(4,530,278)
Total stockholders' deficit	(526,996)	(109,066)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,141,277	$1,298,696

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	From March 25, 2010 (Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012

REVENUE	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	634,402	199,952	2,787,011
EXPLORATION EXPENSE	524,223	81,400	1,985,406
OPERATING LOSS	(1,158,625)	(281,352)	(4,772,417)

OTHER INCOME (EXPENSE):
Interest (expense) income, net	(421,514)	(26,469)	(433,755)
Consulting income - Terra Mining Corporation	-	-	50,400
Financing fee	-	(14,400)	(54,645)
Merger expense	-	-	(900,000)
Total other expense	(421,514)	(40,869)	(1,338,000)

LOSS BEFORE INCOME TAXES	(1,580,139)	(322,221)	(6,110,417)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(1,580,139)	$(322,221)	$(6,110,417)

Basic and diluted loss per common share attributable to West Mountain Index Advisor, Inc. and subsidiaries common shareholders-

Basic and diluted loss per share	$(0.08)	(0.04)

Weighted average shares of common stock outstanding- basic and diluted	18,809,334	8,828,313

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended	From March 25, 2010 (Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012

CASH FLOW S FROM OPERATING ACTIVITIES:
Net loss	$(1,580,139)	$(322,221)	$(6,110,417)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	21,464		24,041
Warrant amortization expense	414,000	5-31	414,000
Issuance of common stock and warrants for services and expenses	468,600	-	2,241,800
Issuance of common stock per-merger	-	-	48,202
Changes in operating assets and liabilities:
Prepaid expenses	139,497	(3,120)	(153,139)
Related party	(9,986)	-	(30,825)
Contractual rights	-	-	(150,000)
Other assets	-	(1,890)	(2,050)
Accounts payable - trade and accrued expenses	(39,482)	50,364	1,216,771
CASH USED IN OPERATING ACTIVITIES	(586,046)	(276,336)	(2,501,617)

CASH FLOW S FROM INVESTING ACTIVITIES:
Capital expenditures	-	-	(413,998)
Cash acquired in merger	-	-	101,252
Cash paid for mining claims	-	-	(15,903)
NET CASH USED IN INVESTING ACTIVITIES:	-	-	(328,649)

CASH FLOW S FROM FINANCING ACTIVITIES:
Proceeds from promissory note	300,000	5,000	930,000
Repayment of debenture notes	-	-	(630,000)
Proceeds from demand promissory notes	-	400,000	550,000
Proceeds form the issuance of common stock per-merger	-	-	34,000
Proceeds from the issuance of common stock	279,601	-	1,949,612
NET CASH PROVIDED BY FINANCING ACTIVITIES	579,601	405,000	2,833,612

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,445)	128,664	3,346

CASH AND CASH EQUIVALENTS, beginning of period	9,791	661,208	-

CASH AND CASH EQUIVALENTS, end of period	$3,346	$789,872	$3,346

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$29,107
Taxes paid	$-	$-	$-

WestMountain items acquired in merger:
Other current assets	$-	$-	$44,670
Fixed assets	$-	$-	$649
Accounts payable and other accrued liabilities	$-	$-	$(86,815)
Non-cash investing and financing activities:
Stock issuance for contractual rights	$-	$-	$400,000
Debt converted to common stock	$-	$-	$500,000

See notes to consolidated financial statements.

 WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

The Company acquired Terra Mining Corporation (“TMC”) on February 28, 2011 and accounted for the transaction as a reverse acquisition using the purchase method of accounting, whereby TMC is deemed to be the accounting acquirer (legal acquiree) and WMTN to be the accounting acquiree (legal acquirer). The Company’s financial statements before the date of Share Exchange are those of TMC with the results of WMTN being consolidated from the date of Share Exchange. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded. The Company adopted TMC’s fiscal year, which is October 31.

WMTN is an exploration and development stage company that explores, acquires, and develops advanced stage properties. The Company has a high-grade gold system in the resource definition phase with 168,000 oz of inferred gold which in total offers potential of 1,000,000 ounces that is owned by the Company’s wholly owned subsidiary, TMC. The property consists of 240 Alaska state mining claims covering approximately 130 square kilometers. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010, which is referred to as the “TMC project”.

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

WMTN believes it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. The Company must expend $7,119,000 for a total of $9,050,000 over the next three years as an “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if the Company is unable to raise this capital, the Company will not be able to complete the earn in on this project.

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

The Company may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead depending on the availability of additional financing. In addition, the Company expects that it will need to raise additional funds if the Company decides to pursue more rapid expansion, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if it must respond to unanticipated events that require it to make additional investments. The Company cannot assure that additional financing will be available when needed on favorable terms, or at all.

The Company’s accountants have expressed doubt about the Company’s ability to continue as a going concern as a result of its history of net loss. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue the TMC project as described in this Form 10-Q. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of West Mountain and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods January 31, 2012 and 2011 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2011.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of January 31, 2012, the Company had no uninsured cash amounts.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of January 31, 2012, there are no impairments recognized.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of January 31, 2012, the Company had warrants for the purchase of -6,707,715 common shares which were considered but were not included in the computation of loss per share at January 31, 2012 because they would have been anti-dilutive. As of January 31, 2011, the Company had no outstanding contracts to issue common stock other than the stock issued with respect to the acquisition of TMC as discussed in this Form 10-Q.

Prepaid Expenses
Prepaid expenses were $99,259 and $238,860 as of January 31, 2012 and October 31, 2011, respectively. The expenses reflect the warrants are being amortized over the life of the service agreements and other prepaid expenses.

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

NOTE 3. AGREEMENTS

Exploration, Development and Mine Operating Agreement

Joint Venture Agreement

On September 15, 2010, TMC, TGC and Raven Gold Alaska, Inc. (“Raven”) signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). TMC agreed to have 250,000 shares of WMTN common stock issued to Raven no later than one year after the closing of the acquisition of TMC by WMTN and an additional 250,000 shares of WMTN common stock issued on or before each of December 31, 2011, December 31, 2012 and December 31, 2014, for a total of 1,000,000 shares of WMTN common stock. The $50,000 due with the signing of the Letter of Intent in February 2010 was paid September 17, 2010. TMC has incurred $1,937,000 of project expenses through March 12, 2012 as defined by the JV Agreement.

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
Payment of $100,000 on or before December 31, 2011 (paid in December 2011).
Payment of $150,000 on or before December 31, 2012.

Provide the following project funding-

Payment of $1 million in project expenses on or before December 31, 2011, including $100,000 (paid) to Raven camp equipment.
Payment of $2.5 million in additional project expenses on or before December 31, 2012, including $100,000 to Raven for camp equipment.
Payment of $2.5 million in additional project expenses on or before December 31, 2013.

Issue the following common stock, which is subject to a two year trading restriction, upon the completion of the acquisition of TMC by WMTN:

Issue 250,000 shares of WMTN common stock no later than one year after the closing of the acquisition of TMC (issued)
Issue 250,000 shares of WMTN common stock on or before December 31, 2011 (issued), December 31, 2012 and December 31, 2013.

TMC and TGC then can increase their interest to 80% in the project with the following payments and stock issuances-

Payment of $150,000 on or before December 31, 2013.
Payment of $3.05 million in additional project expenses on or before December 31, 2014.
Issue 250,000 shares of WMTN common stock on or before December 31, 2014.

On March 6, 2012, the Company received a Notice of Default for Failure to Assign Claims in an Area of Interest from Raven. The Company is working with Raven on the assignment of the claims. The failure to operate in accordance with the JV Agreement could result in the Company’s ownership being reduced or the JV Agreement being terminated.

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

TMC paid $175,000 to Ben Porterfield and WMTN agreed to issue 500,000 shares of WMTN restricted common stock as of October 31, 2011. The common stock was recorded as Contractual Rights at $250,000 or $.50 per share. Another $25,000 is scheduled to be paid in March 2012. In addition, and Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost.

The failure to operate in accordance with the Amended Claims Agreement could result in the Agreement being terminated.

NOTE 4. EQUIPMENT, NET

Equipment, net comprises of the following:

	Estimated
	Useful Lives	January 31, 2012	October 31, 2011
		(unaudited)	(audited)
Mining and other equipment	3 years	$415,933	$414,647
Less: accumulated depreciation		(24,919)	(2,577)
		$391,014	$412,070

Depreciation expense for the three months ended January31, 2012 and 2011 was $21,056 and $0, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

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

Other Related Party Transactions

The Company has five full-time and part-time employees. We share offices with Minex Mining, a party affiliated with our Chief Executive Officer. Also, we share utilize Minex Mining contractors for exploration and development of our Alaska property. The Company has recorded current assets- related party and accounts payable and accrued liabilities- related party of $30,930 and $542,059, respectively, as of January 31, 2012.

On November 15, 2011, the Company entered into a Note and Warrant Purchase Agreement, a Secured Convertible Promissory Note and a Warrant to Purchase Stock (“Promissory Note Documents”) with BOCO Investments, LLC (“BOCO”), an existing shareholder in the Company.

Any material related party transactions are reported in applicable sections of this Form 10-Q.

NOTE 6. SECURED PROMISSORY NOTE

On November 15, 2011, the Company entered into Promissory Note Documents with BOCO, an existing shareholder in the Company.

Under the Promissory Note Documents, the Company issued a Secured Promissory Note (“Note”) in the principal amount of $300,000. The Note is due in six months and provides for interest at 12% payable in arrears. The Note is secured by a security interest in the Company’s mineral properties to secure the Company’s performance under the Note.  In addition, the Company issued a warrant to purchase 200,000 shares of common stock at $4.00. The Warrant expires November 15, 2021. There are no registration requirements. The Note Documents place certain operating restrictions on the Company.

The Agreement may be terminated by BOCO or the Company under certain conditions. The Agreement also contains certain representations and warranties of the Company and BOCO, including customary investment-related representations provided by BOCO, as well as acknowledgements by BOCO that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws.  The Company provided customary representations regarding, among other things, its organization, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.  BOCO’s representations and warranties are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC.  The Company also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Agreement.

The warrants were valued at $2.75 per share based on Black-Scholes and $414,000 was expensed to interest during the three months ended January 31, 2012.

NOTE 7. EQUITY TRANSACTIONS

On January 24, 2012, the Company issued 60,000 restricted shares of common stock at $.50 per share to Gary Courtney under a Consulting Agreement. The shares do not have registration rights. The shares were valued at $.50 per share and $30,000 was expensed to services during the three months ended January 31, 2012.

During November and December, 2011, the Company signed Subscription Agreements with seven additional Accredited investors for $279,601 and issued 101,674 shares of restricted common stock at $2.75 per share. The restricted common stock does not have registration rights. In addition, the Company issued warrants for 101,674 shares at $4.25 per share. The warrants expire by November and December, 2014 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on December 13 and 23, 2011 with regard to these stock issuances.

The Company issued 250,000 shares WMTN restricted common stock to Raven on November 29, 2011 and December 23, 2011 at $.50 per share related to the JV Agreement. The shares do not have registration rights. The shares were valued at $.50 per share and $250,000 was expensed to exploration during the three months ended January 31, 2012.

The Company issued 250,000 shares of WMTN restricted common stock to Tower Hill International for services at $.50 per share.

The Company issued 7,000 shares of WMTN restricted common stock upon the exercise of warrants.

On November 13, 2011, the Company issued a warrant for the purchase of 92,000 shares of common stock of the Company at $4.25 per share to Hinman Au for advisory services.  The warrant expires November 12, 2014 and does not have registration rights. The warrant may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrants were valued at $2.75 per share based on Black-Scholes and $188,600 was expensed as consulting expense during the three months ended January 31, 2012.

In addition, the Company issued a warrants to BOCO to purchase 200,000 shares of common stock at $4.00. The Warrant expires November 15, 2021. There are no registration requirements. The warrants were valued at $2.75 per share based on Black-Scholes and $414,000 was expensed to interest during the three months ended January 31, 2012.

A summary of the warrants issued as of January 31, 2012 were as follows:

	January 31, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	6,321,041	$0.901
Issued	393,674	4.114
Exercised	(7,000)	(0.001)
Forfeited	-	-
Expired	-	-
Outstanding at end of period	6,707,715	$1.091
Exerciseable at end of period	6,707,715

 A summary of the status of the warrants outstanding as of January 31, 2012 is presented below:

	January 31, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exercisable	Price
62,000	2.17	$0.001	62,000
550,000	2.17	0.500	550,000
3,611,095	2.17	0.750	3,611,095
1,900,000	2.17	1.000	1,900,000
181,855	2.50	4.250	181,855
9,091	2.70	4.250	9,091
200,000	9.80	4.000	200,000
193,674			193,674
6,707,715		1.091	6,707,715	$6,707,715

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended January 31, 2012 were as follows:

Assumptions
Dividend yield	0%
Expected life	3
Expected volatility	143%
Risk free interest rate	2%

At January 31, 2012, vested warrants of 6,707,715 had an aggregate intrinsic value of $4,024,629.

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin (“Schifrin Agreement”), which agreement was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Schifrin Agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days' notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On October 1, 2010, TMC signed an Employment Agreement with James Baughman (“Baughman Agreement”), which agreement was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Baughman Agreement, Mr. Baughman was appointed Chief Operating Officer for an indefinite period at a salary of $120,000 per year. Mr. Baughman is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Baughman is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Baughman may resign with 60 days' notice. If Mr. Baughman is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On April 18, 2011, the Company entered into an Employment Agreement (“Scott Employment Agreement”) with Mark Scott as the Company’s Chief Financial Officer, which was effective April 9, 2011. The Scott Employment Agreement replaced the Scott Consulting Agreement dated February 18, 2011 and which expired on April 8, 2011.

Under the terms of the Scott Employment Agreement, Mr. Scott was appointed Chief Financial Officer for an indefinite period at a salary of $96,000 per year. Mr. Scott is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Scott is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits, life and disability insurance. Mr. Scott may resign with 60 days' notice. If Mr. Scott is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, one times his annual salary, one times his targeted annual bonus, one times his last year’s bonus and any accrued vacation.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended January 31,	Total
2013	$325,534
2014	250,000
2015	100,000
2016	125,000
2017	125,000
Beyond	125,000
Total	$1,050,534

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

GENERAL DEVELOPMENT OF BUSINESS

THE COMPANY AND OUR BUSINESS

WMTN is an exploration and development company that explores, acquires, and develops advanced stage properties. We have a high-grade gold system in the resource definition phase with 168,000 oz of inferred gold which in total offers potential of 1,000,000 ounces that is owned by our wholly owned subsidiary, TMC. The property consists of 240 Alaska state mining claims covering approximately 130 square kilometers. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.  We refer to this project as the “TMC project”.

We have budgeted expenditures for the next twelve months of approximately $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described below.  For further details see “Liquidity and Capital Resources” below.

WMTN believes we will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. As discussed under “Liquidity and Capital Resources” below, we must expend $7.1 million over the next four years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to the volatility of the price of gold, our joint venture agreements, our reserve estimates, operating as a going concern, unique difficulties and uncertainties in mining exploration ventures, our need for additional financing, and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in this item.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended January 31
	2012	2011	$ Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$-	$-	$-	-
Cost of sales	-	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	634	200	434	-217.0%
Exploration expenses	525	81	444	-548.1%
Operating loss	(1,159)	(281)	(878)	-312.5%
Other income (expense):
Interest expense	(421)	(27)	(394)	-1459.3%
Finance fee	-	(14)	14	100.0%
Total other expense	(421)	(41)	(380)	-926.8%
Net loss	$(1,580)	$(322)	$(1,258)	-390.7%

THREE MONTHS ENDED JANUARY 31, 2012 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2011

EXPENSES

Selling, general and administrative expenses for the three months ended January 31, 2012 increased $434,000 to $634,000 as compared to $200,000 for the three months ended January 31, 2011. Exploration expenses for the three months ended January 31, 2012 increased $444,000 to $525,000 as compared to $81,000 for the three months ended January 31, 2011. We acquired TMC on February 28, 2011. The expenses included $490,000 of non-cash expenses.

Such expenses for the  three months ended January 31, 2012 and 2011 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the months ended January 31, 2012 was $1,580,000 as compared to a net loss of $322,000 for the three months ended January 31, 2011. The net loss included $904,000 of non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $3,000, a working capital deficit of approximately $1,535,000 as of January 31, 2012. In addition, we have $1.1 million due under operating leases in 2012 and future years.  Further, we have $7.1 million in mining expenditures in 2012 and future years.

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

If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. We must expend $7.1 million over the next four years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

We have budgeted the following expenditures for the next twelve months of approximately $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.

Expenditures	$
General and administrative	$780,000
Future property acquisitions	100,000
Exploration costs	2,400,000
Property payments	220,000
Total	$3,500,000

OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended January 31, 2012 was $586,000. This amount was primarily related to a net loss of $1,580,000, offset by depreciation and amortization and other non-cash expenses of $904,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the three months ended January 31, 2012 was $580,000. This amount was primarily related to the issuance of convertible promissory notes of $300,000 and common stock of $280,000.

The Company’s unaudited contractual cash obligations as of January 31, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$1,050,534	$325,534	$350,000	$250,000	$125,000
Capital lease obligations	0	0	0	0	0
Note payable	0	0	0	0	0
Mining expenditures	7,119,000	3,500,000	3,619,000	0	0
Acquisitions	0	0	0	0	0
	$8,169,534	$3,825,534	$3,969,000	$250,000	$125,000

(1) Based on the end of period exchange rate.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of January 31, 2012, the Company had no uninsured cash amounts.

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

As of March 9, 2012, the price of gold was $1,714 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Our Joint Venture Agreement and Amended Claim Agreement are critical to our operations and are subject to cancellation.

On September 15, 2010, we signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”) with Raven.
On March 6, 2012, we received a Notice of Default for Failure to Assign Claims in an Area of Interest from Raven. The Company is working with Raven on the assignment of the claims. The failure to operate in accordance with the JV Agreement could result in the Company’s ownership being reduced or the JV Agreement being terminated.

On January 7, 2011, TMC entered into an Amended Claims Agreement with Ben Porterfield related to five mining claims known as Fish Creek 1-5 (ADL-648383 through ADL-648387). As part of this Amended Claims Agreement, Ben Porterfield consented to certain conveyances, assignments, contributions and transfers related to this above five mining claims.

The failure to operate in accordance with the JV Agreement or the Amended Claims Agreement could result in the Company’s ownership being reduced or the Agreement being terminated.

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

Our audited financial statements for the period of inception from March 25, 2010 to October 31, 2011 and for the period through January 31, 2012 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

For the three months ended January 31, 2012 and during the fiscal year ended October 31, 2011 and the period from inception of March 25, 2010 to January 31, 2012, we had no revenues.

Net loss for the three months ended January 31, 2012 and 2011 was $1,580,139 and $322,221, respectively. Net loss for the year ended October 31, 2011 was $4,035,260 as compared to a net loss of $495,018 for the period from inception of to October 31, 2010. The net loss included $900,000 of non-cash expenses related to the transaction that acquired the TMC and the TMC project.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of February 1, 2012 we had less than $100,000 in cash.

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

We started exploring our properties in the summer of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company just acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have not earned any revenues as of the date of this Form 10Q.  TMC itself has only been in existence since March 25, 2010.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of February 1, 2012, there were 25.7 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Therefore the amount of shares that have been registered by the Company for resale by certain investors (up to 6,707,715 shares of common stock) constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

As of March 12, 2012, Greg Schifrin, our CEO, and Mr. James Baughman together, either directly or indirectly, own or control 6.7 million shares as of the filing date or approximately 32.3% of the Company’s issued and outstanding common stock as of the date of this prospectus and 25.9% of our common stock on a fully diluted basis.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of January 31, 2012:

We do not have an audit committee.  An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to form an audit committee during 2012.

b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of January 31, 2012 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

c)  Changes In Internal Control Over Financial Reporting

During the quarter ended January 31, 2012, there were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2012, the Company made the following sales (or agreed to make future sales) of equity securities pursuant to the exemption from registration provided under Section 4(2) of the Securities Act:

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

On September 15, 2010, TMC, TGC and Raven Gold Alaska, Inc. (“Raven”) signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). TMC agreed to have 250,000 shares (issued) of WMTN common stock issued to Raven no later than one year after the closing of the acquisition of TMC by WMTN and an additional 250,000 shares (issued) of WMTN common stock issued on or before each of December 31, 2011, December 31, 2012 and December 31, 2014.

On January 24, 2012, the Company issued 60,000 restricted shares of common stock at $.50 per share to Gary Courtney under a Consulting Agreement. The shares do not have registration rights.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Note and Warrant Purchase Agreement dated November 15, 2011 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (2)

10.2	Secured Convertible Promissory Note dated November 15, 2011 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (2)

10.3	Warrant to Purchase Stock dated November 15, 2011 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (1)

32.1	Section 906 Certifications (1)

32.2	Section 906 Certifications (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
_________________

(1)	Filed herewith.
(2)	Filed as exhibits on Form 8-K dated November 15, 2011 and filed with the SEC on November 21, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2012	WESTMOUNTAIN INDEX ADVISOR, INC. (Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott
Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (1)

32.1	Section 906 Certifications (1)

32.2	Section 906 Certifications (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
_________________

(1) Filed herewith.