Form 10-Q
period 2012-04-30
WESTMOUNTAIN INDEX ADVISOR INC
filed 2012-06-14
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended April 30, 2012

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

As of June 14, 2012, the Company had 20,250,276 shares of $0.001 par value common stock issued.

FORM 10-Q
TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of April 30, 2012 (unaudited) and October 30, 2011	3

	Consolidated Statements of Operations for the three months and six months ended April 30, 2012 and 2011 and from inception to April 30, 2012 (unaudited)	4

	Consolidated Statement of Cash Flows for the six months ended April 30, 2012 and 2011 and from inception to April 30, 2012 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4.	Mine Safety Disclosure	29

Item 6.	Exhibits	29

Signatures		30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	April 30, 2012	October 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$9,791
Prepaid expenses	5,927	238,860
Other current assets - related party	37,729	20,839
Total current assets	43,656	269,490

EQUIPMENT, NET	467,460	412,070

OTHER ASSETS
Contractual rights	700,000	600,000
Mining claims	14,269	15,086
Security deposits	2,050	2,050

TOTAL ASSETS	$1,227,435	$1,298,696

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$505,906	$774,235
Accounts payable - related parties	894,855	489,435
Accrued payroll and vacation	109,653	35,914
Accrued expenses - related parties	33,207	80,011
Accrued interest	18,466	-
Promissory notes	685,000	-
Other current liabilities	36,267	28,167
Total current liabilities	2,283,354	1,407,762

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and
outstanding at April 30, 2012 and October 31, 2011, respectively	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 20,150,276
and 18,450,354 shares issued and outstanding at April 30, 2012 and October 31, 2011, respectively	20,150	18,450
Additional paid in capital	5,806,474	4,402,762
Accumulated deficit	(6,882,543)	(4,530,278)
Total stockholders' deficit	(1,055,919)	(109,066)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,227,435	$1,298,696

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,		From March 25, 2010 (Inception)
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011	to April 30, 2012

REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	523,638	224,630	1,158,040	505,982	3,310,649
EXPLORATION EXPENSE	44,557	-	568,780	-	2,029,963
OPERATING LOSS	(568,195)	(224,630)	(1,726,820)	(505,982)	(5,340,612)

OTHER INCOME (EXPENSE):
Interest (expense) income, net	(203,933)	(2,703)	(625,447)	(29,172)	(637,688)
Consulting income - Terra Mining Corporation	-	50,400	-	50,400	50,400
Financing fee	-	-	-	(14,400)	(54,645)
Merger expense	-	(900,000)	-	(900,000)	(900,000)
Total other expense	(203,933)	(852,303)	(625,447)	(893,172)	(1,541,933)

LOSS BEFORE INCOME TAXES	(772,128)	(1,076,933)	(2,352,267)	(1,399,154)	(6,882,545)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(772,128)	$(1,076,933)	$(2,352,267)	$(1,399,154)	$(6,882,545)

Basic and diluted loss per common share attributable to WestMountain Index Advisor, Inc. and subsidiaries common shareholders-

Basic and diluted loss per share	$(0.04)	$(0.10)	$(0.12)	$(0.18)

Weighted average shares of common stock outstanding- basic and diluted	19,857,151	10,786,044	19,327,486	8,607,260

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,		From March 25, 2010 (Inception) to April 30, 2012
	April 30, 2012	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,352,267)	$(1,399,154)	$(6,882,545)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	45,427	4,363	48,004
Warrant amortization expense	628,304	-	628,304
Issuance of common stock and warrants for services and expenses	472,510	1,035,944	2,245,710
Issuance of common stock per-merger	-	-	48,202
Changes in operating assets and liabilities:
Prepaid expenses	232,933	(158,568)	(59,703)
Other current assets- related party	(16,890)	(5,500)	(37,729)
Contractual rights	(100,000)	(150,000)	(250,000)
Other assets	-	(2,050)	(2,050)
Accounts payable - trade and accrued expenses	190,591	(19,244)	1,446,844
CASH USED IN OPERATING ACTIVITIES	(899,392)	(694,209)	(2,814,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100,000)	(156,344)	(513,998)
Cash acquired in merger	-	101,252	101,252
Cash paid for mining claims	-	(4,628)	(15,903)
NET CASH USED IN INVESTING ACTIVITIES:	(100,000)	(59,720)	(428,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	685,000	5,000	1,315,000
Repayment of debenture notes	-	(630,000)	(630,000)
Proceeds from demand promissory notes	-	400,000	550,000
Proceeds form the issuance of common stock per-merger	-	1,000,000	34,000
Proceeds from the issuance of common stock	304,601	-	1,974,612
NET CASH PROVIDED BY FINANCING ACTIVITIES	989,601	775,000	3,243,612

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,791)	21,071	-

CASH AND CASH EQUIVALENTS, beginning of period	9,791	512,006	-

CASH AND CASH EQUIVALENTS, end of period	$-	$533,077	$-

Supplemental disclosures of cash flow information:
Interest paid	$481	$29,107	$29,588
Taxes paid	$-	$-	$-

WestMountain items acquired in merger:
Other current assets	$-	$44,670	$44,670
Fixed assets	$-	$649	$649
Accounts payable and other accrued liabilities	$-	$(86,815)	$(86,815)

Non-cash investing and financing activities:
Stock issuance for contractual rights	$-	$250,000	$400,000
Common stock issued for promissory notes	$192,500	$1,160,547	$692,500

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

WMTN is an exploration and development stage company that explores, acquires, and develops advanced stage properties. The Company has a high-grade gold system in the resource definition phase with 168,000 oz of inferred gold which in total offers potential of 1,000,000 ounces that is owned by the Company’s wholly owned subsidiary, TMC. The property consists of 344 Alaska state mining claims covering approximately 85 square miles. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010, which is referred to as the “TMC project”.

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

WMTN believes it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. The Company must expend $6,750,000 for a total of $9,050,000 plus option payments of $450,000 over the next three years as an “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if the Company is unable to raise this capital, the Company will not be able to complete the earn in on this project.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of West Mountain and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods April 30, 2012 and 2011 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2011.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of April 30, 2012, the Company had no uninsured cash amounts.

Equipment
Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3-5 years.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of April 30, 2012, there are no impairments recognized.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of April 30, 2012, the Company had warrants for the purchase of 6,944,796 common shares and 385,000 common shares related promissory notes to which were considered but were not included in the computation of loss per share at April 30, 2012 because they would have been anti-dilutive. As of April 30, 2011, the Company had warrants for the purchase of 9,586,095 common shares which were considered but were not included in the computation of loss per share at April 30, 2011 because they would have been anti-dilutive In addition, the Company has 500,000 shares of common stock to be issued over three years to International Tower Hill Ltd. which could potentially dilute future earnings per share.

Prepaid Expenses
Prepaid expenses were $5,927 and $238,860 as of April 30, 2012 and October 31, 2011, respectively. The expenses reflect the warrants are being amortized over the life of the service agreements and other prepaid expenses.

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

NOTE 3. AGREEMENTS

Exploration, Development and Mine Operating Agreements

Joint Venture Agreement

On September 15, 2010, TMC, TGC and Raven Gold Alaska, Inc. (“Raven”) signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). TMC agreed to have 250,000 shares of WMTN common stock issued to Raven no later than one year after the closing of the acquisition of TMC by WMTN and an additional 250,000 shares of WMTN common stock issued on or before each of December 31, 2011 and December 31, 2012. The $50,000 due with the signing of the Letter of Intent in February 2010 was paid September 17, 2010. TMC has incurred $1,937,000 of project expenses through December 31, 2011 as defined by the JV Agreement.

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

Pay the following options payments:

●	Payment of $10,000 with the signing of the Letter of Intent in February 2010 (paid September 2010).
●	Payment of $40,000 with the signing of the JV Agreement (paid September 2010).
●	Payment of $100,000 on or before December 31, 2011 (paid in December 2011).
●	Payment of $150,000 on or before December 31, 2012.

Provide the following project funding-

●	Payment of $1 million in project expenses on or before December 31, 2011, including $100,000 (paid) to Raven for camp equipment.
●	Payment of $2.5 million in additional project expenses on or before December 31, 2012, including $100,000 to Raven for camp equipment.
●	Payment of $2.5 million in additional project expenses on or before December 31, 2013.

Issue the following common stock, which is subject to a two year trading restriction, upon the completion of the acquisition of TMC by WMTN:

●	Issue 250,000 shares of WMTN common stock no later than one year after the closing of the acquisition of TMC (issued).
●	Issue 250,000 shares of WMTN common stock on or before December 31, 2011 (issued), and December 31, 2012.

TMC and TGC then can increase their interest to 80% in the project with the following payments and stock issuances:

●	Payment of $150,000 on or before December 31, 2013.
●	Payment of $3.05 million in additional project expenses on or before December 31, 2014.
●	Issue 250,000 shares of WMTN common stock on or before December 31, 2014.

The failure to operate in accordance with the JV Agreement could result in the Company’s interest in the JV being revoked or the JV Agreement being terminated.

All costs related to the JV Agreement have been recorded as exploration expenses.  The Company has not earned its 51% interest in the joint venture and does not control the joint venture therefore, the joint venture is not consolidated in the Company’s financial statements. At such time as the Company earns its 51% or gains control of the joint venture, it will consolidate the operations of the joint venture.

Amended Claims Agreement with Ben Porterfield

On January 7, 2011, TMC entered into an Amended Claims Agreement with Ben Porterfield related to five mining claims known as Fish Creek 1-5 (ADL-648383 through ADL-648387), which claims have been assigned to the Terra Project. As part of this Amended Claims Agreement, Ben Porterfield consented to certain conveyances, assignments, contributions and transfers related to this above five mining claims.

The Amended Lease Agreement, which incorporates the Lease dated March 22, 2005 and the September 27, 2010 Consent between Ben Porterfield and AngloGold Ashanti (USA) Exploration Inc., has a term of ten years, which can be extended for an additional ten years with thirty days written notice. The Amended Lease Agreement defines terms and conditions and requires the following minimum royalties:

●	Payment of $100,000 annually on March 22, 2011 (paid).
●	Payment of $100,000 annually on March 22, 2012 (paid) through March 22, 2015.
●	Payment of $125,000 annually on March 22, 2016 through the termination of the Amended Claims Agreement.

The Company can terminate the Amended Lease Agreement with the payment of $875,000, less $75,000 paid during the years 2006-2011. The payment maybe paid over three annual payments.

TMC has paid in total $275,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $.50 per share. Another $25,000 is scheduled to be paid in June 2012. In addition, Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of April 30, 2012, the Company has capitalized $550,000 related to this Claims Agreement.

The Amended Lease Agreement, which incorporates the Lease dated March 22, 2005, provides for a production royalty of 4% of the net smelter return for all minerals produced or sold. The Company may repurchase 1% of the production royalty right for $1,000,000 and an additional 1% for $3,000,000.

The failure to operate in accordance with the Amended Lease or Lease Agreements could result in the Lease being terminated.

NOTE 4. EQUIPMENT, NET

Equipment, net comprises of the following:

	Estimated Useful Lives
		April 30, 2012	October 31, 2011
		(unaudited)	(audited)
Mining and other equipment	3-5 years	$515,934	$414,647
Less: accumulated depreciation		(48,474)	(2,577)
		$467,460	$412,070

Depreciation expense for the six months ended April 30, 2012 and 2011 was $44,610 and $4,476, respectively.

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

WMTN entered into a Share Exchange Agreement with Mining Minerals LLC (owned 60% and 40 % by Gregory Schifrin and James Baughman, respectively) whereby WMTN acquired the claims recorded with the Alaska Department of Natural Resources, Recording Numbers 2010-000468-0 through 2010-000481-0, recorded on October 19, 2010, in exchange for a total of 5,000,000 shares of common stock of WMTN. As of February 18, 2011, the Alaska claims are owned by WMTN. On June 13, 2011, Mining Minerals LLC sold 100,000 shares to Mark Scott for $0.001 per share.

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

Other Related Party Transactions

The Company has five full-time and part-time employees. We share offices with Minex Mining, a party affiliated with our Chief Executive Officer. Also, we share utilize Minex Mining contractors for exploration and development of our Alaska property. The Company has recorded current assets- related party, accounts payable-related parties and accrued liabilities-related party of $37,729, $894,855 and $33,207 respectively, as of April 30, 2012.

On November 15, 2011, the Company entered into a Note and Warrant Purchase Agreement, a Secured Convertible Promissory Note and a Warrant to Purchase Stock (“Promissory Note Documents”) with BOCO Investments, LLC (“BOCO”), an existing shareholder in the Company.

Any material related party transactions are reported in applicable sections of this Form 10-Q.

NOTE 6. PROMISSORY NOTES

Secured Promissory Note

On November 15, 2011, the Company entered into Promissory Note Documents with BOCO, an existing shareholder in the Company.

Under the Promissory Note Documents, the Company issued a Secured Promissory Note (“Note”) in the principal amount of $300,000. The Note is due in six months and provides for interest at 12% payable in arrears. On June 1, 2012, the due date of the Note was extended to August 31, 2012.The Note is secured by a security interest in the Company’s mineral properties to secure the Company’s performance under the Note.  In addition, the Company issued a warrant to purchase 200,000 shares of common stock at $4.00. The Warrant expires November 15, 2021. There are no registration requirements. The Note Documents place certain operating restrictions on the Company.

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

The warrants were valued at $2.07 per share based on Black-Scholes and $414,000 was expensed to interest during the three months ended January 31, 2012.

Unsecured Promissory Notes

On February 10, 2012 the Company entered into Promissory Note Documents with Mark Macklin, an existing shareholder in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note (“Macklin Note”) in the principal amount of $100,000. The Macklin Note is due in six months and provides for interest at 5% payable in arrears. The Macklin Note is convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock that was expensed to interest at $1.00 per share or $50,000 during the three months ended April 30, 2012.

On March 21, 2012 the Company entered into Promissory Note Documents with Fabin Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note (“Andres Notes”) in the principal amount of $100,000 and $100,000, respectively. The Andres Notes are due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012.

 On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc., a party related to and existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Notes (“SVM Notes”) in the principal amounts of $75,000 and $10,000, respectively. The Notes are due in seven months and ten months, respectively, and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012.

NOTE 7. EQUITY TRANSACTIONS

On January 24, 2012, the Company issued 60,000 restricted shares of common stock at $.50 per share to Gary Courtney under a Consulting Agreement. The shares do not have registration rights. The shares were valued at $.50 per share and $30,000 was expensed to services during the three months ended January 31, 2012.

During November and December, 2011, the Company signed Subscription Agreements with seven accredited investors for $279,601 and issued 101,674 shares of restricted common stock at $2.75 per share. The restricted common stock does not have registration rights.  An amendment to these Subscription Agreements signed in 2011 resulted in an additional issuance of 613,748 shares of restricted common stock.  In addition, the Company issued warrants for 804,701 shares at $2.00 per share. The warrants expire February 9, 2015 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on December 13 and 23, 2011 and June 7, 2012 with regard to these stock issuances.

The Company issued 500,000 shares WMTN restricted common stock to Raven during November December, 2011 at $.50 per share related to the JV Agreement. The shares do not have registration rights. The shares were valued at $.50 per share and $250,000 was expensed to exploration during the three months ended January 31, 2012.

On November 6, 2011, the Company issued 7,000 shares of WMTN restricted common stock to Edward Hall upon the exercise of warrants. A notice filing under Regulation D was filed with the SEC on December 14, 2011 with regard to this stock issuance.

On February 22, 2012, the Company a Subscription Agreement with an accredited investor for $25,000 and issued 25,000 shares of restricted common stock at $1.00 per share.  The restricted common stock does not have registration rights.  In addition, the Company issued warrants for 25,000 shares at $2.00 per share. The warrants expire March 1, 2015 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

On March 28, 2012, the Company issued 200,000 shares of WMTN common stock to the Sterling Group upon the exercise of warrants. A notice filing under Regulation D was filed with the SEC on March 28, 2012 with regard to these stock issuances.

On November 13, 2011, the Company issued a warrant for the purchase of 92,000 shares of common stock of the Company at $2.00 per share to Hinman Au for advisory services.  The warrant expires November 12, 2014 and does not have registration rights. The warrant may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrants were valued at $2.05 per share based on Black-Scholes and $188,600 was expensed as consulting expense during the three months ended January 31, 2012.

In addition, the Company issued warrants to BOCO to purchase 200,000 shares of common stock at $4.00. The Warrant expires November 15, 2021. There are no registration requirements. The warrants were valued at $2.07 per share based on Black-Scholes and $414,000 was expensed to interest during the three months ended January 31, 2012.

A summary of the warrants issued as of April 30, 2012 were as follows:

	April 30, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	6,321,041	$0.901
Issued	930,755	1.905
Exercised	(207,000)	(0.483)
Forfeited	(100,000)	(0.500)
Expired	-	-
Outstanding at end of period	6,944,796	$1.062
Exerciseable at end of period	6,944,796

 A summary of the status of the warrants outstanding as of April 30, 2012 is presented below:

	April 30, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life (Years)	Price	Exerciseable	Price
62,000	1.92	$0.001	62,000
250,000	1.92	0.500	250,000
3,611,095	1.92	0.750	3,611,095
1,925,000	1.92	1.000	1,925,000
896,701	2.83	2.000	896,701
200,000	9.55	4.250	200,000

6,944,796		$1.062	6,944,796	1.062

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended April 30, 2012 were as follows:

Dividend yield	0%
Expected life	3
Expected volatility	143%
Risk free interest rate	2%

At April 30, 2012, vested warrants of 6,944,796 had an aggregate intrinsic value of $7,292,036.

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

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended April 30,	Total
2013	$400,534
2014	250,000
2015	100,000
2016	125,000
2017	125,000
Beyond	125,000
Total	$1,125,534

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

GENERAL DEVELOPMENT OF BUSINESS

THE COMPANY AND OUR BUSINESS

WMTN is an exploration and development company that explores, acquires, and develops advanced stage properties. We have a high-grade gold system in the resource definition phase with 168,000 oz of inferred gold which in total offers potential of 1,000,000 ounces that is owned by our wholly owned subsidiary, TMC. The property consists of 344 Alaska state mining claims covering approximately 85 square miles. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.  We refer to this project as the “TMC project”.

We have budgeted expenditures for the next twelve months of approximately $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described below.  For further details see “Liquidity and Capital Resources” below.

WMTN believes we will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. As discussed under “Liquidity and Capital Resources” below, we must expend $6.8 million over the next four years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to the volatility of the price of gold, our need for additional financing, our joint venture agreements, our reserve estimates, operating as a going concern, unique difficulties and uncertainties in mining exploration ventures, and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in this item.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

THREE MONTHS ENDED APRIL 30, 2012 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2011

(dollars in thousands)

	Three Months Ended April 30,
	2012	2011	$ Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	524	225	299	-132.9%
Exploration expenses	44	-	44	-100.0%
Operating loss	(568)	(225)	(343)	-152.4%
Other income (expense):
Interest expense	(204)	(2)	(202)	-10100.0%
Finance fee	-	50	(50)	-100.0%
Merger expense	-	(900)	900	100.0%
Total other expense	(204)	(852)	648	76.1%
Net loss	$(772)	$(1,077)	$305	28.3%

EXPENSES

Selling, general and administrative expenses for the three months ended April 30, 2012 increased $299,000 to $524,000 as compared to $225,000 for the three months ended April 30, 2011. Exploration expenses for the three months ended April 30, 2012 increased $44,000 to $44,000 as compared to $0 for the three months ended April 30, 2011. We acquired TMC on February 28, 2011. The expenses included $242,000 of non-cash expenses.

Such expenses for the three months ended April 30, 2012 and 2011 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the three months ended April 30, 2012 was $772,000 as compared to a net loss of $1,077,000 for the three months ended April 30, 2011. The net loss included $242,000 of non-cash expenses.

SIX MONTHS ENDED APRIL 30, 2012 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 2011

(dollars in thousands)

	Six Months Ended April 30,
	2012	2011	$ Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	1,158	506	652	-128.9%
Exploration expenses	569	-	569	-100.0%
Operating loss	(1,727)	(506)	(1,221)	-241.3%
Other income (expense):
Interest expense	(625)	(29)	(596)	-2055.2%
Finance fee	-	36	(36)	-100.0%
Merger expense	-	(900)	900	100.0%
Total other expense	(625)	(893)	268	30.0%
Net loss	$(2,352)	$(1,399)	$(953)	-68.1%

EXPENSES

Selling, general and administrative expenses for the six months ended April 30, 2012 increased $652,000 to $1,158,000 as compared to $506,000 for the six months ended April 30, 2011. Exploration expenses for the six months ended April 30, 2012 increased $569,000  to $569,000 as compared to $0 for the six months ended April 30, 2011. We acquired TMC on February 28, 2011. The expenses included $1,146,000 of non-cash expenses.

Such expenses for the six months ended April 30, 2012 and 2011 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the six months ended April 30, 2012 was $2,352,000 as compared to a net loss of $1,399,000 for the six months ended April 30, 2011. The net loss included $1,146,000 of non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $0, a working capital deficit of approximately $2,240,000 as of April 30, 2012. In addition, we have $1.1 million due under operating leases in 2012 and future years.  Further, we have $6.8 million in mining expenditures in 2012 and future years.

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

If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. We must expend $7 million over the next four years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

We have budgeted the following expenditures for the next twelve months of approximately $3,500,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.

OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended April 30, 2012 was $899,000. This amount was primarily related to a net loss of $2,352,000, offset by depreciation and amortization and other non-cash expenses of $1,146,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended April 30, 2012 was $100,000. This amount was primarily related to capital expenditures of $100,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended April 30, 2012 was $990,000. This amount was primarily related to the issuance of promissory notes of $685,000 and common stock of $305,000.

The Company’s unaudited contractual cash obligations as of April 30, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$1,125,534	$400,534	$350,000	$250,000	$125,000
Capital lease obligations	0	0	0	0	0
Note payable	685,000	685,000	0	0	0
Mining expenditures	6,750,000	3,500,000	3,250,000	0	0
Acquisitions	0	0	0	0	0
	$8,560,534	$4,585,534	$3,600,000	$250,000	$125,000

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of April 30, 2012, the Company had no uninsured cash amounts.

Equipment
Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3-5 years.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of April 30, 2012 there are no impairments recognized.

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

As of June 8, 2012, the price of gold was $1,592 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Our Joint Venture Agreement and Amended Claim Agreement are critical to our operations and are subject to cancellation.

On September 15, 2010, we signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”) with Raven.

On March 6, 2012, the Company received a Notice of Default for Failure to Assign Claims in an Area of Interest from Raven. The Company resolved this Notice of Default by assigning certain claims.

The failure to operate in accordance with the JV Agreement could result in the Company’s interest in the JV being revoked or the JV Agreement being terminated.

On January 7, 2011, TMC entered into an Amended Claims Agreement with Ben Porterfield related to five mining claims known as Fish Creek 1-5 (ADL-648383 through ADL-648387), which claims have been assigned to the Terra Project. As part of this Amended Claims Agreement, Ben Porterfield consented to certain conveyances, assignments, contributions and transfers related to this above five mining claims.

The failure to operate in accordance with the Amended Lease or Lease Agreements could result in the Lease being terminated.

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

Our audited financial statements for the period of inception from March 25, 2010 to October 31, 2011 and for the period through April 30, 2012 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

For the six months ended April 30, 2012 and during the fiscal year ended October 31, 2011 and the period from inception of March 25, 2010 to April 30, 2012, we had no revenues.

Net loss for the six months ended April, 2012 and 2011 was $2,352,267 and $1,399,154, respectively. Net loss for the year ended October 31, 2011 was $4,035,260 as compared to a net loss of $495,018 for the period from inception of to October 31, 2010. The net loss included $900,000 of non-cash expenses related to the transaction that acquired the TMC and the TMC project.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 14, 2012 we had less than $100,000 in cash.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 14, 2012, there were 27.4 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Therefore the amount of shares that have been registered by the Company for resale by certain investors (up to 6,707,715 shares of common stock) constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

As of June 14, 2012, Greg Schifrin, our CEO, and Mr. James Baughman together, either directly or indirectly, own or control 6.7 million shares as of the filing date or approximately 30.6% of the Company’s issued and outstanding common stock as of the date of this prospectus and 24.5% of our common stock on a fully diluted basis.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of April 30, 2012:

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

The effectiveness of our internal control over financial reporting as of April 30, 2012 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

c)  Changes In Internal Control Over Financial Reporting

During the quarter ended April 30, 2012, there were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2012, the Company made the following sales (or agreed to make future sales) of equity securities pursuant to the exemption from registration provided under Section 4(2) of the Securities Act:

On January 24, 2012, the Company issued 60,000 restricted shares of common stock at $.50 per share to Gary Courtney under a Consulting Agreement. The shares do not have registration rights. The shares were valued at $.50 per share and $30,000 was expensed to services during the three months ended January 31, 2012.

During November and December, 2011, the Company signed Subscription Agreements with seven accredited investors for $279,601 and issued 101,674 shares of restricted common stock at $2.75 per share. The restricted common stock does not have registration rights.  An amendment to these Subscription Agreements signed in 2011 resulted in an additional issuance of 613,748 shares of restricted common stock.  In addition, the Company issued warrants for 804,701 shares at $2.00 per share. The warrants expire February 9, 2015 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on December 13 and 23, 2011 and June 7, 2012 with regard to these stock issuances.

The Company issued 250,000 shares WMTN restricted common stock to Raven on November 29, 2011 and December 23, 2011 at $.50 per share related to the JV Agreement. The shares do not have registration rights. The shares were valued at $.50 per share and $250,000 was expensed to exploration during the three months ended January 31, 2012.

On November 6, 2011, the Company issued 7,000 shares of WMTN restricted common stock to Edward Hall upon the exercise of warrants. A notice filing under Regulation D was filed with the SEC on December 14, 2011 with regard to this stock issuance.

In February and March 2012, the Company issued 192,500 shares of restricted common stock related to Promissory Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012.

On February 22, 2012, the Company a Subscription Agreement with an accredited investor for $25,000 and issued 25,000 shares of restricted common stock at $1.00 per share.  The restricted common stock does not have registration rights.  In addition, the Company issued warrants for 25,000 shares at $2.00 per share. The warrants expire March 1, 2015 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

On March 28, 2012, the Company issued 200,000 shares of WMTN common stock to the Sterling Group upon the exercise of warrants. A notice filing under Regulation D was filed with the SEC on March 28, 2012 with regard to these stock issuances.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

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

Date: June 14, 2012	WESTMOUNTAIN INDEX ADVISOR, INC. (Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott
Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (1)

32.1	Section 906 Certifications (1)

32.2	Section 906 Certifications (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.INS	XBRL Instance Document (1)

101SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
_________________

(1) Filed herewith.