Form 10-K/A
period 2011-10-31
WESTMOUNTAIN INDEX ADVISOR INC
filed 2012-08-31
CIK 1421601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ A
Amendment 1

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

Explanatory Paragraph
This report on Form 10K/A filed on August 31, 2012 includes Part III disclosures that were that were originally intended to be included in the Company’s proxy statement for its annual meeting that was anticipated to be held in March 2012.  The annual meeting is now scheduled to be held in November 2012, so Part III disclosures for the fiscal year ended October 31, 2011 are included in this amendment.  This information was also included in Form S-I that was filed with the SEC on February 1, 2012. There are  no other changes to the Form 10K that was filed with the SEC on December 20, 2011.

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

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this prospectus before deciding to invest in shares of the Company’s Common Stock. The most significant risks and uncertainties known and identified by our management are described below; however, they are not the only risks that we face. If any of the following risks actually occurs, our business, financial condition, liquidity, results of operations and prospects for growth could be materially adversely affected, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should acquire shares of our Common Stock only if you can afford to lose your entire investment. We make various statements in this section that constitute “forward-looking statements”. See “Forward-Looking Statements” beginning on page 3 of this Amended Annual Report on Form 10-K/A.

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

	Year Ended,
	10/31/2011 (2)	10/31/2010 (1)
(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$-	$-
Net loss	(4,035,260)	(495,018)
Net loss applicable to WestMountain Index Advisor, Inc. common shareholders	(4,035,260)	(495,018)
Net loss per share	(0.32)	(0.13)

BALANCE SHEET DATA:
Total assets	1,298,696	675,781
Stockholder's deficit	(109,066)	(267,016)

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of August 31, 2012, the name, age, and position of each executive officer and director and the tenure in office of each director of the Company.

Name	Age	Positions and Offices Held	Since
Gregory Schifrin	54	Director, President and Chief Executive Officer	February 28, 2011

James Baughman	56	Director, Chief Operating Officer and Senior Vice President	February 28, 2011

Mark Scott	59	Chief Financial Officer and Secretary	February 28, 2011

Kevin Cassidy	56	Independent Director	August 24, 2011

Michael Lavigne	55	Independent Director	August 24, 2011

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

From February 2011 to the present Mr. Schifrin has been the President and CEO and Director of WestMountain Index Advisors, Inc. (WestMountain Gold Corp). From March 2010 to the present Mr. Schifrin has been the President and CEO of Terra Mining Corp. From December 2007 to the present Mr. Schifrin has been the President and Director of Silver Verde May Mining Corporation. During his tenure Mr. Schifrin managed corporate finance, accounting, legal and regulatory requirements, exploration, geologic evaluation, project generation and land acquisition.

From March 19, 2012 to the present Mr. Schifrin has served as Director of Fisher Watt. From February 2011 to November 2011 Mr. Schifrin has served as an officer of Colorado Rare Earths and from November 2011 to the present Mr. Schifrin has served as a director and officer of US Rare Earths. Mr. Schifrin also served as President and a Director in February and March 2010 of American Mining Corporation.

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

Mr. Baughman has been the Chief Operations Officer of WestMountain Index Advisors, Inc. (WestMountain Gold Corp). From March 2010 to the present Mr. Baughman has been the Chief Operations Officer of Terra Mining Corp.

Mr. Baughman has been President, Chief Executive Officer and a Director of Big Bear Mining Corp from September 2011 to the present, From March 19, 2012 to the present Mr. Baughman was President and CEO and Director of Fischer Watt.

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

Other Executive Officers

Mark Scott

Mr. Scott has significant financial, capital market and relations experience in public microcap gold, silver and technology companies.  Mr. Scott currently serves as (i) Chief Financial Officer, Secretary and Treasurer of WestMountain Gold since February 28, 2011 and as a consultant from December 2010; (ii) Chief Financial Officer of Sonora Resources Corp., a position he has held since June 2011; (iii) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010; and (iv) Chief Financial Officer of U.S. Rare Earths, Inc. a position he has held since December 2011.

Mr. Scott previously served as Chief Financial Officer and Secretary of IA Global, Inc. from October 2003 to June 2011. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc. He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. Mr. Scott is also a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

Family Relationships

There are no family relationships among our directors and executive.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

●
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

●	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

●
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

	●	Engaging in any type of business practice; or

	●	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

●
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

●
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

●
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Board Composition

Upon the closing of the transaction, Gregory Schifrin and James Baughman were appointed to the board of directors as management directors. We have determined that Mr. Schifrin and Baughman are not independent directors within the meaning of the applicable rules of the SEC and NASDAQ. On August 24, 2011, the Board appointed Kevin Cassidy and Michael Lavigne as independent directors.

The board of directors expects to add an additional independent director and establish audit, compensation and nominations committees consisting of independent directors during 2012.

Compensation Committee Interlocks and Insider Participation

We do not have a Compensation Committee. No member of the Board during the fiscal year that ended on October 31, 2011 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this document. Further, during this period, no executive officer of the Company served as:

●
a member of the Compensation Committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation Committee; or

●	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation Committee.

Code of Conduct and Ethics

We have adopted conduct and ethics standards titled the Code of Conduct and Ethics (the “Code of Conduct”), which are available at www.terraminingcorp.com. These standards were adopted by the Board to promote transparency and integrity. The standards apply to the Board, executives and employees. Waivers of the requirements of the Code of Conduct or associated polices with respect to members of the Board or executive officers are subject to approval of the full Board.

The Company’s Code of Conduct includes the following:

- promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

- promotes the full, fair, accurate, timely and understandable disclosure of the Company’s financial results in accordance with applicable disclosure standards, including, where appropriate, standards of materiality;

- promotes compliance with applicable SEC and governmental laws, rules and regulations;

- deters wrongdoing; and

- requires prompt internal reporting of breaches of, and accountability for adherence to, the Code of Conduct.

On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Pursuant to the Code of Conduct, the Audit Committee and the Board are charged with resolving any conflict of interest involving management, the Board and employees on an ongoing basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

We do not have a Compensation Committee. The Company paid no compensation  until October 1, 2010.  Since the acquisition of TMC and the additional workload that management of its activities  involves, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have been paid  as described under “Employment Agreements” below.

Ownership Guidelines

We do not require our named executive officers to hold a minimum number of our shares. However, to directly align the interests of executive officers with the interests of the stockholders, we encourage each named executive officer to maintain an ownership interest in the Company.

Stock Option Program

We do not have a stock option program.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the named executive officers.

Perquisites and Other Personal Benefits

During the year  ended October 31, 2011, the Company provided the named Chief Executive, Operating and Financial Officers were provided with medical insurance. No other personal benefits were provided.

Tax and Accounting Implications

Deductibility of Executive Compensation

Subject to certain exceptions, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally denies a deduction to any publicly held corporation for compensation paid to its chief executive officer and its three other highest paid executive officers (other than the principal financial officer) to the extent that any such individual's compensation exceeds $1 million. “performance-based compensation” (as defined for purposes of Section 162(m)) is not taken into account for purposes of calculating the $1 million compensation limit, provided certain disclosure, shareholder approval and other requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exceptions to Section 162(m). However, we may authorize compensation payments that do not comply with the exceptions to Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer's performance.

Section 409A is a relatively recent provision of the Code. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A of the Code, and such benefits do not comply with Section 409A of the Code, the executive would be subject to adverse tax treatment, including accelerated income recognition (in the first year that benefits are no longer subject to a substantial risk of forfeiture) and an additional income tax of 20% of the amount so recognized.

COMPENSATION COMMITTEE REPORT

We do not have a Compensation Committee. Since the acquisition of TMC and the additional workload that management of its activities  involves, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have been paid  as described under “Employment Agreements” below.

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the fiscal year  ended October 31, 2011.

Summary Compensation Table

						Non-Equity
						Incentive
					Stock	Plan	Option	Other
			Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Name	Principal Position		($) (1)	($) (2)	($) (3)	($)	($)	($) (4)	($)

Gregory Schifrin	Chief Executive Officer,	10/31/2011	$120,000	$-	$30,000	$-	$-	$-	$150,000
	Director	10/31/2010	$40,000	$10,000	$-	$-	$-	$-	$50,000

James Baughman	Chief Operating Officer,	10/31/2011	$120,000	$-	$30,000	$-	$-	$-	$150,000
	Director	10/31/2010	$40,000	$10,000	$-	$-	$-	$-	$50,000

Mark Scott	Chief Financial Officer,	10/31/2011	$56,000	$-	$87,200	$-	$-	$32,000	$175,200
	Secretary	10/31/2010	$-	$-	$-	$-		$-	$-

(1)         The 2010 amounts for Mr. Schifrin and Mr. Baughman include salary from the period of inception of March 25, 2010 to October 31, 2010. The 2011 amounts for Mr. Schifrin and Mr. Baughman include salary since the Employment Agreements were signed on October 1, 2010 and include the issuance of 60,000 shares of common stock that were valued at $.50 per share or $30,000 on June 1, 2011 related to the conversion of accrued payroll. The 2011 amount for Mr. Scott include salary since the Employment Agreements was signed on April 9, 2011.

(2)         The 2010 amounts for Mr. Schifrin and Mr. Baughman reflected in the Employment Agreements were signed on October 1, 2010.

(3)         The 2011 amount for Mr. Schifrin and Mr. Baughman reflects 100,000 shares of restricted common stock issued by us on August 24, 2011 and were valued at $.30 per share or $30,000. The 2011 amount for Mr. Scott reflects (i) 100,000 shares of restricted common stock issued by us on August 24, 2011 and valued at $.30 per share or $30,000; and (ii) 136,000 shares restricted common stock issued by us on during the year ended at October 31, 2011 per Mr. Scott’s Consulting and Employment Agreements and valued at $.421 per share or $57,200. These amounts reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended October 31, 2011, in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in footnotes to the Company's audited financial statements for the fiscal year ended October 31, 2011.

(4)         The 2010 amount for Mr. Scott includes consulting fees paid from December 8, 2010 to April 8, 2011.

Grants of Stock Based Awards in Fiscal Year Then Ended September 30, 2011

We did not provide performance-based incentive compensation paid to the named executive officers during 2011 based on our financial condition.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

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

Definitions Used in Employment Agreements

For purposes of the Employment Agreement described above, the following definitions apply:

As used herein, “Cause” is defined as any of the following events which occur during the term of this agreement: Good Cause” means the occurrence of one of the following events without the Executive’s express written consent:

(a)
the assignment by the Company of any substantial new or different duties inconsistent with the Executive’s positions, duties, responsibilities and status with the Company immediately prior to such change in assigned duties;

(b)	a material reduction in the Executive’s responsibilities, except as a result of the Executive’s death, disability or retirement;

(c)	a reduction by the Company in the Executive’s Annual Salary;

(d)	a change in the principal executive office of the Company to a location more than 50 kilometres from the then-current location of the principal executive office of the Company;

(e)	the requirement by the Company that the Executive be based anywhere other than within a 100 kilometre radius of the Executive’s then current location;

(f)
the failure by the Company to continue in effect, or a material change in the terms of the Executive’s participation in benefits under any Incentive Plan or Benefits plan (collectively, the “Existing Plans”), the effect of which would be to materially reduce the total value, in the aggregate, of the benefit to the Executive of the Existing Plans;

(g)	any reduction by the Company of the number of paid vacation days to which the Executive is entitled; or

(h)	any other events or circumstances which would constitute a constructive dismissal at common law.

As used herein, “Change of Control” is defined as any one of the following occurrences:

(a)        the acquisition, directly or indirectly, by any person or group of persons acting jointly or in concert, as such terms are defined in the Securities Act, British Columbia, of common shares of the Company which, when added to all other common shares of the Company at the time held directly or indirectly by such person or persons acting jointly or in concert, constitutes for the first time in the aggregate 30% or more of the outstanding common shares of the Company and such shareholding exceeds the collective shareholding of the current directors of the Company, excluding any directors acting in concert with the acquiring party; or

(b)        the removal, by extraordinary resolution of the shareholders of the Company, of more than 51% of the then incumbent Board of the Company, or the election of a majority of Board members to the Company’s board who were not nominees of the Company’s incumbent board at the time immediately preceding such election; or

(c)         consummation of a sale of all or substantially all of the assets of the Company; or

(d)         the consummation of a reorganization, plan of arrangement, merger or other transaction which has substantially the same effect as (a)   to (c)   above.

As used herein, “Constructive Termination” is defined as any of the following, without your express written consent:

(a) engages in conduct which is detrimental to the reputation of the Company or any of its Affiliates in any material respect;

(b) has committed an act of fraud or material dishonesty in connection with or related in any way to his employment with the Company;

(c) is the subject of any enforcement proceeding by a securities regulatory authority or agency; or

(d) breaches his duties under this Agreement; or willfully neglects his duties to a material degree.

Potential Payments Upon Termination or Change in Control

The Company’s Employment Agreements with the named executive officers have provisions providing for severance payments as discussed below.

Gregory Schifrin Termination Payments

The following table shows the potential payments upon termination for Gregory Schifrin:

Executive	For Cause	Early or Normal	Not For Good Cause	Change in Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 10/31/11	on 10/31/11	on 10/31/11	on 10/31/11	on 10/31/11
Compensation:
Base salary (1)	$-	$-	$120,000	$240,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay (2)	$-	$-	$5,386	$-	$-

Total	$-	$-	$125,386	$240,000	$-

(1)         Reflects twelve month’s severance to be paid upon termination without cause and twenty four months upon termination in a change of control.

(2)         Reflects the value of vacation pay accrued as of October 31, 2011.

James Baughman Termination Payments

The following table shows the potential payments upon termination for James Baughman:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 10/31/11	on 10/31/11	on 10/31/11	on 10/31/11	on 10/31/11
Compensation:
Base salary (1)	$-	$-	$120,000	$240,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay (2)	$-	$-	$5,386	$-	$-

Total	$-	$-	$125,386	$240,000	$-

(1)         Reflects twelve month’s severance to be paid upon termination without cause and twenty four months upon termination in a change of control.

(2)         Reflects the value of vacation pay accrued as of October 31, 2011.

Mark Scott Termination Payments

The following table shows the potential payments upon termination for Mark Scott:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 10/31/11	on 10/31/11	on 10/31/11	on 10/31/11	on 10/31/11
Compensation:
Base salary (1)	$-	$-	$96,000	$96,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay (2)	$-	$-	$4,309	$-	$-

Total	$-	$-	$100,309	$96,000	$-

(1)         Reflects twelve month’s severance to be paid upon termination without cause and twenty four months upon termination in a change of control.

(2)         Reflects the value of vacation pay accrued as of October 31, 2011.

DIRECTOR COMPENSATION

We use stock grants to incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by us for members of the Board. During year  ended October 31, 2011, Gregory Schifrin and James Baughman did not receive any compensation for his service as a director.  The compensation disclosed in the Summary Compensation Table on page __ represents the total compensation.

Director Summary Compensation Table

The table below summarizes the compensation paid by us to non-employee directors during the year  ended October 31, 2011.

	Stock	Option
Name	Awards (1)	Awards (1)	Total
Michael Lavigne	$30,000	$-	$30,000

Kevin Cassidy	30,000	-	30,000

Total	$60,000	$-	$60,000

(1) The 2011 amount for Mr. Lavigne and Mr. Cassidy reflects 100,000 shares of restricted common stock issued by us on August 24, 2011 and were valued at $.30 per share or $30,000. These amounts reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended October 31, 2011, in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in footnotes to the Company's audited financial statements for the fiscal year ended October 31, 2011..

Compensation Paid to Board Members

               Our independent non-employee directors are not compensated in cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of August 31, 2012 by:

●	each director and nominee for director;

●	each person known by us to own beneficially 5% or more of our common stock;

●	each officer named in the summary compensation table elsewhere in this report; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	August 31, 2012
	Shares Outstanding
	Amount	%
Directors and Officers-
Gregory L. Schifrin	3,618,750	17.5%
James G. Baughman	2,502,500	12.1%
Mark Scott	386,000	1.9%
Capital Peak Partners LLC/ Michael Lavigne	1,892,500	9.1%
Logic International Consulting Group LLC/ Kevin Cassidy	100,000	*
Total Directors and Officers as a Group (5 total)	8,499,750	41.1%

	August 31, 2012
	Shares Outstanding
	Amount	%
Greater Than 5% Ownership

Gregory Schifrin/ Mineral Mining LLC	3,618,750	17.5%
WestMountain Index Advisor, Inc.
2186 S. Holly St., Suite 104
Denver, CO 80222

James Baughman/ Mineral Mining LLC	2,502,500	12.1%
WestMountain Index Advisor, Inc.
2186 S. Holly St., Suite 104
Denver, CO 80222

BOCO Investments LLC (Joseph Zimlich)	3,100,000	15.0%
262 East Mountain Avenue
Fort Collins, CO 80524

Michael Lavigne (Capital Peak Partners LLC and Silver	1,892,500	9.1%
Verde Mining Company, Inc.)
602 Cedar St, Suite 205
Wallace, ID 83873

Logic International Consulting Group LLC (Kevin Cassidy)	100,000	*
711 Fifth Avenue
New York, New York 10022

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended October 31, 2011 are detailed in Footnotes to Form 10K/A.

Review and Approval of Related Person Transactions

The Company has operated under a Code of Conduct since inception. The Company’s Code of Conduct requires all employees, officers and directors, without exception, to avoid the engagement in activities or relationships that conflict, or would be perceived to conflict, with the Company’s interests or adversely affect its reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate upon full disclosure of the transaction, following review and approval to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to the Company than could be obtained from an unrelated person.

The Board is responsible for reviewing and approving all transactions with related persons. The Company has not adopted a written policy for reviewing related person transactions. The Company reviews all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed.

Director Independence

The Board has affirmatively determined that each of Messrs. Lavigne and Cassidy is an independent director.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Board Pre-Approval Policy

The Company does not currently have an Audit Committee. The Board has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Board subject to certain restrictions. The policy sets out the specific services pre-approved by the Board and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Board responsibilities under the Exchange Act. During fiscal year ended October 31, 2011, the Board pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Board engaged PMB Helin Donovan, LLP to perform an annual audit of the Company’s financial statements for the year ended October 31, 2011 and the period from inception (March 25, 2010) to October 31, 2010. The following is the breakdown of aggregate fees paid to the auditors for the Company for the last three fiscal years:

		The Period from Inception
	Year Ended	(March 25, 2010) to
	October 31, 2011	October 31, 2010
Audit fees	$3,185	$3,000
Audit related fees	10,274	4,436
Tax fees	880	320
All other fees	13,400	-

	$27,739	$7,756

- “Audit Fees” are fees paid for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees billed by PMB Helin Donovan, LLP to us for services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

-  “All other fees for 2011 related to the acquisition audit of Terra Mining Corporation. The audit was completed by PMB Helin Donovan, LLP.

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company’s executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to the Company.

Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during the fiscal year ended October 31, 2011 its executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions:

1.     Form 13D’s for Gregory Schifrin and James Baughman dated February 28, 2011 and required to be filed on March 4, 2011 was filed on March 14, 2011.

2.     Form 13D’s for Capital Peak Partners LLC and Joseph Zimlich (BOCO Investments LLC) dated February 28, 2011 and required to be filed on March 4, 2011 was filed on March 15, 2011.

3.     Form 13D for Kevin Cassidy dated August 24, 2011 and required to be filed on August 30, 2011 was filed on November 1, 2011.

4     A Form 4 for BOCO Investments LLC dated February 18, 2011 and required to be filed on February 22, 2011 was filed on March 15, 2011.

5     A Form 4 for BOCO Investments LLC dated June 17, 2011 and required to be filed on June 21, 2011 was filed on June 30, 2011.

6.    A Form 3 for Kevin Cassidy dated August 24, 2011 and required to be filed on August 26, 2011 was filed on October 31, 2011.

7.    A Form 4 for Mark Scott dated September 21, 2011 and required to be filed on September 23, 2011 was filed on February 29, 2012.

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
August 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, WestMountain Index Advisor, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMOUNTAIN INDEX ADVISOR, INC.

Date: August 31, 2012	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary ( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Gregory Schifrin	Chief Executive Officer and Director	August 31, 2012
Gregory Schifrin	(Principal Executive Officer)

/s/ Mark Scott	Chief Financial Officer and Secretary	August 31, 2012
Mark Scott	(Principal Financial/Accounting Officer)

/s/ James Baughman	Management Director	August 31, 2012
James Baughman

/s/ Kevin Cassidy	Independent Director	August 31, 2012
Kevin Cassidy

/s/ Michael Lavigne	Independent Director	August 31, 2012
Michael Lavigne