Form 10-Q
period 2012-07-31
WESTMOUNTAIN INDEX ADVISOR INC
filed 2012-09-11
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended July 31, 2012

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

As of September 10, 2012, the Company had 20,700,276 shares of $0.001 par value common stock issued.

FORM 10-Q
TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of July 31, 2012 (unaudited) and October 30, 2011	3

	Consolidated Statements of Operations for the three months and nine months ended July 31, 2012 and 2011 and from inception to July 31, 2012 (unaudited)	4

	Consolidated Statement of Cash Flows for the nine months ended July 31, 2012 and 2011 and from inception to July 31, 2012 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4.	Mine Safety Disclosure	28

Item 6.	Exhibits	29

Signatures		30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	July 31, 2012	October 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$60,045	$9,791
Prepaid expenses	200,542	238,860
Other current assets - related party	476	20,839
Total current assets	261,063	269,490

EQUIPMENT, NET	441,495	412,070

OTHER ASSETS
Contractual rights	700,000	600,000
Mining claims	13,861	15,086
Security deposits	2,050	2,050

TOTAL ASSETS	$1,418,469	$1,298,696

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$561,898	$774,235
Accounts payable - related parties	930,357	489,435
Accrued payroll and vacation	109,653	35,914
Accrued expenses - related parties	29,966	80,011
Accrued interest	32,240	-
Promissory notes	1,085,000	-
Other current liabilities	2,817	28,167
Total current liabilities	2,751,931	1,407,762

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and
outstanding at July 31, 2012 and October 31, 2011, respectively	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 20,500,276
and 18,450,354 shares issued and outstanding at July 31, 2012 and October 31, 2011, respectively	20,500	18,450
Additional paid in capital	6,156,124	4,402,762
Accumulated deficit	(7,510,086)	(4,530,278)
Total stockholders' deficit	(1,333,462)	(109,066)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,418,469	$1,298,696

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX, ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,		From March 25, 2010 (Inception)
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011	to July 31, 2012

REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	339,172	520,235	1,497,212	974,015	3,649,821
EXPLORATION EXPENSE	274,418	476,124	843,198	557,523	2,304,381
OPERATING LOSS	(613,590)	(996,359)	(2,340,410)	(1,531,538)	(5,954,202)

OTHER INCOME (EXPENSE):
Interest (expense) income, net	(13,951)	85	(639,398)	110	(651,639)
Consulting income - Terra Mining Corporation	-	-	-	50,400	50,400
Financing fee	-	-	-	(14,400)	(54,645)
Merger expense	-	-	-	(900,000)	(900,000)
Total other expense	(13,951)	85	(639,398)	(863,890)	(1,555,884)

LOSS BEFORE INCOME TAXES	(627,541)	(996,274)	(2,979,808)	(2,395,428)	(7,510,086)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(627,541)	$(996,274)	$(2,979,808)	$(2,395,428)	$(7,510,086)

Basic and diluted loss per common share attributable to WestMountain Index Advisor, Inc. and subsidiaries common shareholders-

Basic and diluted loss per share	$(0.03)	$(0.07)	$(0.15)	$(0.22)

Weighted average shares of common stock outstanding- basic and diluted	20,327,450	14,927,669	19,663,240	10,737,375

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,		From March 25, 2010 (Inception)
	July 31, 2012	July 31, 2011	to July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,979,808)	$(2,395,428)	$(7,510,086)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	71,800	2,286	74,377
Warrant amortization expense	628,304	-	628,304
Issuance of common stock and warrants for services and expenses	472,507	1,035,944	2,245,707
Issuance of common stock per-merger	-	-	48,202
Changes in operating assets and liabilities:
Prepaid expenses	38,318	(341,194)	(254,318)
Other current assets- related party	20,363	(11,665)	(476)
Contractual rights	(100,000)	(150,000)	(250,000)
Other assets	-	(2,050)	(2,050)
Accounts payable - trade and accrued expenses	259,169	457,192	1,515,422
CASH USED IN OPERATING ACTIVITIES	(1,589,347)	(1,404,915)	(3,504,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100,000)	(7,034)	(513,998)
Cash acquired in merger	-	101,252	101,252
Cash paid for mining claims	-	(4,628)	(15,903)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(100,000)	89,590	(428,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	1,085,000	5,000	1,715,000
Repayment of debenture notes	-	(630,000)	(630,000)
Proceeds from demand promissory notes	-	400,000	550,000
Proceeds form the issuance of common stock per-merger	-	1,000,000	34,000
Proceeds from the issuance of common stock	654,601	152,199	2,324,612
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,739,601	927,199	3,993,612

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,254	(388,126)	60,045

CASH AND CASH EQUIVALENTS, beginning of period	9,791	512,006	-

CASH AND CASH EQUIVALENTS, end of period	$60,045	$123,880	$60,045

Supplemental disclosures of cash flow information:
Interest paid	$481	$29,197	$29,588
Taxes paid	$-	$-	$-

WestMountain items acquired in merger:
Other current assets	$-	$44,670	$44,670
Fixed assets	$-	$649	$649
Accounts payable and other accrued liabilities	$-	$(86,815)	$(86,815)

Non-cash investing and financing activities:
Stock issuance for contractual rights	$-	$250,000	$400,000
Common stock issued for promissory notes	$192,500	$499,000	$692,500

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

The Company has budgeted expenditures for the next twelve months of approximately $2,600,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described below.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WestMountain and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods July 31, 2012 and 2011 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2011.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of July 31, 2012, the Company had no uninsured cash amounts.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of July 31, 2012, there are no impairments recognized.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of July 31, 2012, the Company had warrants for the purchase of 7,294,796 common shares and 385,000 common shares related promissory notes to which were considered but were not included in the computation of loss per share at July 31, 2012 because they would have been anti-dilutive. As of July 31, 2011, the Company had warrants for the purchase of 4,861,095 common shares which were considered but were not included in the computation of loss per share at July 31, 2011 because they would have been anti-dilutive.  In addition, the Company has 500,000 shares of common stock to be issued over three years to International Tower Hill Ltd. which could potentially dilute future earnings per share.

Prepaid Expenses
Prepaid expenses were $200,542 and $238,860 as of July 31, 2012 and October 31, 2011, respectively. The account  reflects expenses  that have been  prepaid and are being amortized over the life of the service agreements.

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

NOTE 3. AGREEMENTS

Exploration, Development and Mine Operating Agreements

Joint Venture Agreement

On September 15, 2010, TMC and its wholly owned subsidiary, TGC and Raven Gold Alaska, Inc. (“Raven”) signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). TMC agreed to have 250,000 shares of WMTN common stock issued to Raven no later than one year after the closing of the acquisition of TMC by WMTN and an additional 250,000 shares of WMTN common stock issued on or before each of December 31, 2011 and December 31, 2012. The $50,000 due with the signing of the Letter of Intent in February 2010 was paid September 17, 2010. TMC has incurred $3,116,000 of project expenses through September 10, 2012 as defined by the JV Agreement.

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

TMC has paid in total $250,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $.50 per share. Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of July 31, 2012, the Company has capitalized $550,000 related to this Claims Agreement.

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

NOTE 4. EQUIPMENT, NET

Equipment, net comprises of the following:

	Estimated
	Useful Lives	July 31, 2012	October 31, 2011
		(unaudited)	(audited)
Mining and other equipment	3-5 years	$515,934	$414,647
Less: accumulated depreciation		(74,439)	(2,577)
		$441,495	$412,070

Depreciation expense for the nine months ended July 31, 2012 and 2011 was $71,800 and $2,286, respectively.

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

Stock Purchase Agreement with TMC

On February 18, 2011, WMTN entered into a Stock Purchase Agreement with TMC related to the acquisition of Terra Gold Corporation (“TGC”), a wholly owned subsidiary of TMC. Under the terms of the Stock Purchase Agreement, WMTN acquired 100% of TGC by assuming $500,000 in debt plus accrued interest of $7,685 owed to BOCO Investments LLC (“BOCO”), an existing shareholder in the Company.

Other Related Party Transactions

The Company has five full-time and part-time employees. We share offices with Minex Mining, a party affiliated with our Chief Executive Officer. Also, we  utilize Minex Mining contractors for exploration and development of our Alaska property. The Company has recorded accounts payable-related parties and accrued liabilities-related party of $450,704 and $20,000 respectively, as of July 31, 2012.

On November 15, 2011, June 1, 2012 and August 8, 2012, the Company entered Promissory Notes with BOCO.

Any material related party transactions are reported in applicable sections of this Form 10-Q.

NOTE 6. PROMISSORY NOTES

Secured Promissory Note

On August 8, 2012, the Company, entered into Revolving Credit Line and Security, Secured Convertible Promissory Note and Warrant to Purchase Stock Agreements (“Transaction Documents”) with BOCO Investments, LLC (“BOCO”), an existing shareholder in the Company.

Under the Transaction Documents, the Company issued a Secured Convertible Promissory Note (“Note”) in the principal amount of $1,831,538. The Note is due July 31, 2013 and provides for interest at 15% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion discounted price at the discretion of BOCO. The Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.  The Note includes a Note for $300,000 dated November 15, 2011 and $400,000 advanced by BOCO during the three months ending July 31, 2012. In addition, the Company issued a Warrant to purchase 1,250,000 shares of common stock at $0.25. The Warrant expires August 7, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.

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

Unsecured Promissory Notes

On February 10, 2012 the Company entered into Promissory Note Documents with Mark Macklin, an existing shareholder in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note (“Macklin Note”) in the principal amount of $100,000. The Macklin Note was is due October 10, 2012 and provides for interest at 5% payable in arrears. The Macklin Note is convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock that was expensed to interest at $1.00 per share or $50,000 during the three months ended April 30, 2012.

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

NOTE 7. EQUITY TRANSACTIONS

The stock issuances were each exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

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

On February 22, 2012, the Company signed a Subscription Agreement with an accredited investor for $25,000 and issued 25,000 shares of restricted common stock at $1.00 per share.  The restricted common stock does not have registration rights.  In addition, the Company issued warrants for 25,000 shares at $2.00 per share. The warrants expire March 1, 2015 and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

On March 28, 2012, the Company issued 200,000 shares of WMTN common stock to the Sterling Group upon the exercise of warrants. A notice filing under Regulation D was filed with the SEC on March 28, 2012 with regard to these stock issuances.

During the three months ended July 31, 2012, the Company signed Subscription Agreements with five accredited investor for $350,000 and issued 350,000 shares of restricted common stock at $1.00 per share.  The restricted common stock does not have registration rights.  In addition, the Company issued warrants for 350,000 shares at $2.00 per share. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC during the three months ended July 31, 2012 with regard to these stock issuances.

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

A summary of the warrants issued as of July 31, 2012 were as follows:

	July 31, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	6,321,041	$0.901
Issued	1,280,755	1.931
Exercised	(207,000)	(0.483)
Forfeited	(100,000)	(0.500)
Expired	-	-
Outstanding at end of period	7,294,796	$1.121
Exerciseable at end of period	7,294,796

A summary of the status of the warrants outstanding as of July 31, 2012 is presented below:

	July 31, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
62,000	1.67	$0.001	62,000
250,000	1.67	0.500	250,000
3,611,095	1.67	0.750	3,611,095
1,925,000	1.67	1.000	1,925,000
1,246,701	2.58	2.000	1,246,701
200,000	9.30	4.250	200,000

7,294,796		$1.121	7,294,796	1.121

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended July 31, 2012 were as follows:

Assumptions
Dividend yield	0%
Expected life	3
Expected volatility	143%
Risk free interest rate	2%

At July 31, 2012, vested warrants of 7,294,796 had an aggregate intrinsic value of $3,282,658.

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

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended July 31,	Total
2013	$383,633
2014	250,000
2015	100,000
2016	125,000
2017	125,000
Beyond	125,000
Total	$1,108,633

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

We have budgeted expenditures for the next twelve months of approximately $2,600,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described below.  For further details see “Liquidity and Capital Resources” below.

WMTN believes we will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. As discussed under “Liquidity and Capital Resources” below, we must expend $6.8 million over the next three years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

THREE MONTHS ENDED JULY 31, 2012 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2011

(dollars in thousands)

	Three Months Ended July 31,
	2012	2011	$ Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	339	520	(181)	34.8%
Exploration expense	275	476	(201)	42.2%
Operating loss	(614)	(996)	382	38.4%
Other income (expense):
Interest expense	(14)	-	(14)	-100.0%
Total other expense	(14)	-	(14)	-100.0%
Net loss	$(628)	(996)	$368	36.9%

EXPENSES

Selling, general and administrative expenses for the three months ended July 31, 2012 decreased $181,000 to $339,000 as compared to $520,000 for the three months ended July 31, 2011. Exploration expenses for the three months ended July 31, 2012 decreased $201,000 to $274,000 as compared to $476,000 for the three months ended July 31, 2011. We acquired TMC on February 28, 2011. Expenditures were reduced in during the three months ended July 31, 2012 and Alaska mining operations started later in 2012.

Such expenses for the three months ended July 31, 2012 and 2011 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the three months ended July 31, 2012 was $628,000 as compared to a net loss of $996,000 for the three months ended July 31, 2011.

The net loss was discussed above.

NINE MONTHS ENDED JULY 31, 2012 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2011

(dollars in thousands)

	Nine Months Ended July 31,
	2012	2011	$ Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	1,497	974	523	-53.7%
Exploration expense	844	557	287	-51.5%
Operating loss	(2,341)	(1,531)	(810)	-52.9%
Other income (expense):
Interest expense	(639)	-	(639)	-100.0%
Consulting income - Terra Mining Corporation	-	50	(50)	-100.0%
Finance fee	-	(14)	14	100.0%
Merger expense	-	(900)	900	100.0%
Total other expense	(639)	(864)	225	26.0%
Net loss	$(2,980)	$(2,395)	$(585)	-24.4%

EXPENSES

Selling, general and administrative expenses for the nine months ended July 31, 2012 increased $523,000 to $1,497,000 as compared to $974,000 for the nine months ended July 31, 2011. Exploration expenses for the nine months ended July 31, 2012 increased $287,000 to $844,000 as compared to $557,000 for the nine months ended July 31, 2011. We acquired TMC on February 28, 2011. The expenses included $1,173,000 of non-cash expenses.

Such expenses for the nine months ended July 31, 2012 and 2011 consisted primarily of employee and independent contractor expenses, warrant expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the nine months ended July 31, 2012 was $2,980,000 as compared to a net loss of $2,395,000 for the nine months ended July 31, 2011. The net loss included $1,173,000 of non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $60,000, a working capital deficit of approximately $2,491,000 as of July 31, 2012. In addition, we have $1.1 million due under operating leases in 2012 and future years.  Further, we have $6.8 million in mining expenditures in 2012 and future years.

With the acquisition of TMC, we expect that compared to the historic expenses incurred by TMC and, subject to raising additional capital, expenditures will ramp up for exploration and development.  We have budgeted expenditures for the next twelve months of approximately $2,600,000, depending on additional financing, for general and administrative expenses and exploration and development. We may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead depending on the availability of additional financing. In addition, we expect that we will need to raise additional funds if it decides to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if it must respond to unanticipated events that require it to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. We must expend $6.8 million over the next three years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

We have budgeted the following expenditures for the next twelve months of approximately $2,600,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.

OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended July 31, 2012 was $1,589,000. This amount was primarily related to a net loss of $2,980,000, offset by depreciation and amortization and other non-cash expenses of $1,173,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended July 31, 2012 was $100,000. This amount was primarily related to capital expenditures of $100,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended July 31, 2012 was $1,740,000. This amount was primarily related to the issuance of promissory notes of $1,085,000 and common stock of $655,000.

The Company’s unaudited contractual cash obligations as of July 31, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$1,108,633	$383,633	$350,000	$250,000	$125,000
Capital lease obligations	0	0	0	0	0
Note payable	1,085,000	1,085,000	0	0	0
Mining expenditures	6,750,000	2,000,000	4,750,000	0	0
Acquisitions	0	0	0	0	0
	$8,943,633	$3,468,633	$5,100,000	$250,000	$125,000

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of July 31, 2012, the Company had no uninsured cash amounts.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of July 31, 2012 there are no impairments recognized.

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

As of September 6, 2012, the price of gold was $1,706 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

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

Our audited financial statements for the period of inception from March 25, 2010 to October 31, 2011 and for the period through July 31, 2012 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

For the nine months ended July 31, 2012 and during the fiscal year ended October 31, 2011 and the period from inception of March 25, 2010 to July 31, 2012, we had no revenues.

Net loss for the nine months ended July 31, 2012 and 2011 was $2,979,808 and $2,395,428, respectively. Net loss for the year ended October 31, 2011 was $4,035,260 as compared to a net loss of $495,018 for the period from inception of to October 31, 2010. The net loss included $900,000 of non-cash expenses related to the transaction that acquired the TMC and the TMC project.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of September 10, 2012 we had $200,000  in cash.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 10, 2012, there were 29.5 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Therefore the amount of shares that have been registered by the Company for resale by certain investors (up to 6,707,715 shares of common stock) constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

As of September 10, 2012, Greg Schifrin, our CEO, and Mr. James Baughman together, either directly or indirectly, own or control 6.6 million shares as of the filing date or approximately 29.6% of the Company’s issued and outstanding common stock as of the date of this Form 10-Q and 22.4% of our common stock on a fully diluted basis.

BOCO owns or controls 5.5 million shares as of the filing date or approximately 15.0% of the Company’s issued and outstanding common stock as of the date of this prospectus and 18.5% of our common stock on a fully diluted basis, excluding the potential conversion of $700,000 of Promissory Notes.

Mr. Schifrin, Mr. Baughman and BOCO, in combination with other large shareholders, could cause a change of control of our board of directors, approve or disapprove any matter requiring stockholder approval, cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of July 31, 2012:

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

The effectiveness of our internal control over financial reporting as of July 31, 2012 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

c)  Changes In Internal Control Over Financial Reporting

During the quarter ended July 31, 2012, there were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2012, the Company made the following sales (or agreed to make future sales) of equity securities pursuant to the exemption from registration provided under Section 4(2) of the Securities Act:

During the three months ended July 31, 2012, the Company signed Subscription Agreements with five accredited investors for $350,000 and issued 350,000 shares of restricted common stock at $1.00 per share.  The restricted common stock does not have registration rights.  In addition, the Company issued warrants for 350,000 shares at $2.00 per share. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC during the three months ended July 31, 2012 with regard to these stock issuances.

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

Date: September 10, 2012	WESTMOUNTAIN INDEX ADVISOR, INC. (Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott
Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)