Form 10-K
period 2012-10-31
WESTMOUNTAIN INDEX ADVISOR INC
filed 2013-01-22
CIK 1421601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☑ No

As of April 30, 2012 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $9,309,852.

As of January 22, 2013, the Company had 23,732,344 shares of common stock issued.

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

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY AND OUR BUSINESS

WestMountain Index Advisor, Inc. (“WestMountain,” “WMTN” or the “Company”) is an exploration and development company that explores, acquires, and develops advanced stage properties. We have a high-grade gold system in the resource definition phase with 168,000 ounces of inferred gold which in total offers potential of 1,000,000 or more ounces that is owned by our wholly owned subsidiary, TMC. The property consists of 344 Alaska state mining claims covering approximately 85 square miles. All government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.  We refer to this project as the “TMC project”.

The TMC project is located in the mining friendly Tintina gold belt. Three of the top five gold producers are investing billions in this region, which has estimated reserves of 180 million ounces.

We have budgeted expenditures for the next twelve months of approximately $2,425,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described below.  For further details see “Liquidity and Capital Resources” below.

We will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. As discussed under “Liquidity and Capital Resources” below, we must expend $4.5 million over the next two years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

CORPORATE INFORMATION

We were incorporated in the state of Colorado on October 18, 2007.  Our principal executive office is located at 2186 S. Holly St., Suite 104, Denver, CO 80222, and our telephone number is (303) 800-0678.   Our principal website address is located at www.westmountaingold.com. The information on our website is not incorporated as a part of this Form 10-K.

THE COMPANY’S COMMON STOCK

Our common stock currently trades on the OTCBB ("OTCBB") under the symbol "WMTN."

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

EMPLOYEES

As of October 31, 2012, we had five full-time and part-time employees.  Additionally, we use employees of Minex Exploration, an Idaho partnership affiliated with our Chief Executive Officer, as contractors for exploration and development of our Alaska property. Most of our employees are based in Sandpoint, ID. The Chief Executive Officer is based out of the Sandpoint, ID office. The Chief Financial Officer is based out of Seattle, WA.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION REPORTS

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.westmountaingold.com that provides additional information about us and links to documents we file with the SEC. Our charters for the Audit, Compensation and Nominations and Governance Committees and the Code of Conduct & Ethics are also available on our website.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this prospectus before deciding to invest in shares of the our Common Stock. The most significant risks and uncertainties known and identified by our management are described below; however, they are not the only risks that we face. If any of the following risks actually occurs, our business, financial condition, liquidity, results of operations and prospects for growth could be materially adversely affected, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should acquire shares of our Common Stock only if you can afford to lose your entire investment. We make various statements in this section that constitute “forward-looking statements”. See “Forward-Looking Statements” beginning on page 5 of this Annual Report on Form 10-K.

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

As of January 17, 2013, the price of gold was $1,691 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Our Joint Venture Agreement and Amended Claim Agreement are critical to our operations and are subject to cancellation.

On September 15, 2010, we signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”) with Raven.

The failure to operate in accordance with the JV Agreement could result in our interest in the JV Agreement being terminated. See Note 3 to the Consolidated Financial Statements for a discussion of this critical agreement.

On January 7, 2011, TMC entered into an Amended Claims Agreement with Ben Porterfield related to five mining claims known as Fish Creek 1-5 (ADL-648383 through ADL-648387), which claims have been assigned to the TMC project. As part of this Amended Claims Agreement, Ben Porterfield consented to certain conveyances, assignments, contributions and transfers related to this above five mining claims.

The failure to operate in accordance with the Amended Claims Lease or Agreement could result in the lease pertaining to the mining claims that are the subject of the Amended Claims Agreement being terminated. See Note 3 to the Consolidated Financial Statements for a discussion of this critical agreement.

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

Our audited financial statements for the period from inception (March 25, 2010) to October 31, 2012 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

For the years ended October 31, 2012 and 2011 and for the period from inception (March 25, 2010) to October 31, 2010, we had no revenues.

Net loss for the year ended October 31, 2012 was $5,550,000. Net loss for the year ended October 31, 2011 was $4,035,000. The net loss included $1,993,000 of non-cash expenses for the year ended October 31, 2012.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of January 22, 2013, we had approximately $400,000 in cash.

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

We started exploring our properties in the summer of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company just acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have not earned any revenues as of the date of this Form 10K.  TMC itself has only been in existence since March 25, 2010.

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

We plan to conduct our exploration on a seasonal basis. It is possible that snow or rain could restrict and delay work on the properties to a significant degree. Our property is located in a relatively remote location, which creates additional transportation and energy costs and challenges.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of January 23, 2013, there were 37.2 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Therefore the amount of shares that have been registered by the Company for resale by certain investors (up to 6,707,715 shares of common stock) constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

●
Announcements by us regarding resources, liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets,

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

As of January 22, 2013, Greg Schifrin, our CEO, and Mr. James Baughman together, either directly or indirectly, own or control 6.6 million shares as of the filing date or approximately 17.8% of the Company’s issued and outstanding common stock on a fully diluted basis as of the date of this Form 10-K.

BOCO Investments LLC (“BOCO”) owns or controls 7.3 million shares as of the filing date or approximately 14.5% of the Company’s issued and outstanding common stock as of the date of this annual report on Form 10-K and 19.7% of our common stock on a fully diluted basis, excluding the potential conversion of $1,853,965 of debt that is due and payable by the Company on January 22, 2013 (“BOCO Secured Promissory Note”), that as of December 31, 2012, is convertible along with accrued interest into Company common stock at a rate of $0.75 per share  and 3,302,115 for exercise of warrants. See Note 5 and 6 to the Company’s Financial Statements for a more detailed description of this Secured Promissory Note and the warrants.

As a major creditor of the Company as well as shareholder, BOCO has additional influence and control over the Company.

Mr. Schifrin, Mr. Baughman and BOCO, in combination with other large shareholders, could cause a change of control of our board of directors, approve or disapprove any matter requiring stockholder approval, cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

We have no unresolved Staff comments.

ITEM 2.     PROPERTIES

The WMTN principal executive offices are located at 2186 S. Holly St., Suite 104, Denver, CO 80222, and its telephone number is (303) 800-0678.   On September 1, 2012, we leased our corporate office at the rate of $400 per month to August 31, 2013.   On April 1, 2012, we entered into a lease at 120 Lake Street, Suite 401, Sandpoint, ID 83864.  This office is leased at the net of $1,000 per month and expires March 31, 2013. The office is shared with an entity affiliated with our Chief Executive Officer. We have the option to extend the lease for one year.

Other than our mining claims, leases, and other real property interests specifically related to mining, WMTN does not own real estate nor have plans to acquire any real estate.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “WMTN.” The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
January 31, 2012	$3.99	$1.60
April 30, 2012	$1.60	$1.00
July 31, 2012	$1.19	$0.30
October 31, 2012	$1.13	$0.30

January 31, 2011	$-	$-
April 30, 2011	$3.97	$3.75
July 31, 2011	$3.97	$1.25
October 31, 2011	$3.99	$1.25

March 31, 2010	$0.66	$0.66
June 30, 2010	$0.66	$0.66
September 30, 2010	$2.76	$0.66
December 31, 2010	$2.77	$0.30

As of January 17, 2012, the closing price of the Company's common stock was $0.90 per share. As of January 22, 2013, there were 23,732,344 shares of common stock outstanding held by 180 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names is approximately 250.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended October 31, 2012, there were the following sales of unregistered equity securities:

On September 17, 2012, the Company entered into Amended and Restated Revolving Credit Loan and Security and Secured Convertible Promissory Note Agreements with BOCO Investments, LLC (“BOCO”), an existing lender to and shareholder in the Company. On October 1, 2012, the Company entered into a Warrant to Purchase Stock Agreement with BOCO related to this financing (such Agreements and Warrant, the “Transaction Documents”). The Transaction Documents supersede the Revolving Credit Loan and Security, Secured Convertible Promissory Note and Warrant to Purchase Stock Agreements entered into on August 8, 2012 with BOCO as reported in the Company 8-K filed on Aug. 2012.  For a more detailed description of the terms of these Transaction Documents, see Note 6 to the Company’s Financial Statements.

On September 11, 2012, the Company issued to BOCO a Warrant to purchase 3,102,115 shares of common stock at the lesser of $1.50 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of the convertible Promissory Note in the face amount of $1,853,965. The Warrant expires September 30, 2017. There are no registration requirements.

On September 19, 2012, the Company issued a warrant for the purchase of 5,080 shares of common stock of the Company at $2.00 per share to Hinman Au for advisory services.  The warrant expires September 18, 2015 and does not have registration rights. The warrant may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrants were valued based on Black-Scholes and $1,727 was expensed as consulting expense during the three months ended October 31, 2012.

During the three months ended October 31, 2012, the Company signed Subscription Agreements with seven accredited investors for $625,000 and issued 625,000 shares of restricted common stock at $1.00 per share.  The restricted common stock does not have registration rights.  In addition, the Company issued warrants for 625,000 shares at $2.00 per share. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC during the three months ended October 31, 2012 with regard to these stock issuances.

During the three months ended October 31, 2012, the Company converted $130,000 in accounts payable into 130,000 shares of restricted common stock at $1.00 per share.  The restricted common stock does not have registration rights.  In addition, the Company issued warrants for 130,000 shares at $1.85 per share. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC during the three months ended October 31, 2012 with regard to these stock issuances. The Warrants were valued based on Black-Scholes and expensed at $16,900.

On October 12, 2012, Mark Macklin converted debt of $100,000 and accrued interest of $2,500 into 102,500 shares of restricted common stock. The restricted common stock does not have registration rights.  In addition, the Company issued warrants dated September 19, 2012 for 102,500 shares at $2.00 per share. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on October 31, 2012 with regard to this stock issuance. The warrants were based on Black-Scholes and $17,425 was expensed during the year ended October 31, 2012.

On October 24, 2012, the Company granted 25,000 shares of restricted common stock to a director that was valued at $25,000. A notice filing under Regulation D was filed with the SEC on October 31, 2012 with regard to this stock issuance.

Unless otherwise indicated, all of the above private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, as noted above). All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

Performance Graph
Comparison of Cumulative Total Return

Among WestMountain Index Advisor, Inc., Market Vectors Junior Gold Mine ETF
and SPDR Gold Trust ETF

	10/31/2010	10/31/2011	10/31/2012

WestMountain Index Advisor, Inc.	$100.00	$399,000.00	$80,000.00

Market Vectors Junior Gold Mine ETF	$100.00	$92.70	$71.89

SPDR Gold Trust ETF	$100.00	$126.18	$125.80

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

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended October 31, 2012 and 2011 and for the period from inception ( March 25, 2010) to October 31, 2010. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended,
	October 31, 2012	10/31/2011 (2)	10/31/2010 (1)
(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$-	$-	$-
Net loss	(5,550,190)	(4,035,260)	(495,018)
Net loss applicable to WestMountain Index Advisor, Inc. common shareholders	(5,550,190)	(4,035,260)	(495,018)
Net loss per share	(0.28)	(0.32)	(0.13)

BALANCE SHEET DATA:
Total assets	1,229,192	1,298,696	675,781
Stockholders' deficit	(2,383,844)	(109,066)	(267,016)

(1) Reflects net loss of Terra Mining Corporation and subsidiary.

(2) Reflects net loss of WestMountain Index Advisor, Inc. which Terra Mining Corporation and subsidiary acquired on February 28, 2011.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

WMTN is an exploration and development company that explores, acquires, and develops advanced stage properties. We have a high-grade gold system in the resource definition phase with 168,000 ounces of inferred gold which in total offers potential of 1,000,000 or more ounces that is owned by our wholly owned subsidiary, TMC. The property consists of 344 Alaska state mining claims covering approximately 85 square miles. All government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.  We refer to this project as the “TMC project”.

We have budgeted expenditures for the next twelve months of approximately $2,425,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described below.  For further details see “Liquidity and Capital Resources” below.

WMTN believes we will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. As discussed under “Liquidity and Capital Resources” below, we must expend $4.5 million over the next two years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

(dollars in thousands)

	Year Ended October 31,
	2012	2011	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	2,039	1,710	329	-19.2%
Exploration expenses	2,167	1,461	706	-100.0%
Operating loss	(4,206)	(3,171)	(1,035)	-32.6%
Other income (expense):
Interest expense	(1,344)	-	(1,344)	-100.0%
Consulting income - Terra Mining Corporation	-	50	(50)	100.0%
Finance fee	-	(14)	14	-100.0%
Merger expense	-	(900)	900	-100.0%
Total other expense	(1,344)	(864)	(480)	-55.6%
Net loss	$(5,550)	$(4,035)	$(1,515)	-37.5%

YEAR ENDED OCTOBER 31, 2012 COMPARED TO THE YEAR ENDED OCTOBER 31, 2011

EXPENSES

Selling, general and administrative expenses for the year ended October 31, 2012 increased $329,000 to $2,039,000 as compared to $1,710,000 for the year ended October 31, 2011. Exploration expenses for the year ended October 31, 2012 increased $706,000 to $2,167,000 as compared to $1,461,000 for the year ended October 31, 2011. We acquired TMC on February 28, 2011 and expanded mining and business development activities in 2012.

Such expenses for the years ended October 31, 2012 and 2011 consisted primarily of employee and independent contractor expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the year ended October 31, 2012 was $5,550,000 as compared to a net loss of $4,035,000 for the year ended October 31, 2011. The net loss for the year ended October 31, 2012 included $1,993,000 of non-cash expenses. We acquired TMC on February 28, 2011 and expanded mining and business development activities in 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $89,000, a working capital deficit of approximately $3,517,000 as of October 31, 2012. In addition, we have $1,109,000 due under operating leases in 2013 and future years.  Further, we have $4,450,000 in mining expenditures planned in 2013 and future years.

With the acquisition of TMC, we expect that compared to the historic expenses incurred by TMC and, subject to raising additional capital, expenditures will ramp up for exploration and development.  We have budgeted expenditures for the next twelve months of approximately $2,450,000, depending on additional financing, for general and administrative expenses and exploration and development. We may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead depending on the availability of additional financing. In addition, we expect that we will need to raise additional funds if it decides to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if it must respond to unanticipated events that require it to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. We must expend $4,450,000 over the next three years as our “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

We have budgeted the following expenditures for the next twelve months of approximately $2,450,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.

OPERATING ACTIVITIES

Net cash used in operating activities for the year ended October 31, 2012 was $3,180,000. This amount was primarily related to a net loss of $5,550,000, offset by depreciation and amortization and other non-cash expenses of $1,993,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the year ended October 31, 2012 was $204,000. This amount was primarily related to capital expenditures of $204,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended October 31, 2012 was $3,463,000. This amount was primarily related to the issuance of promissory notes of $2,183,000 and common stock of $1,280,000.

Our unaudited contractual cash obligations as of October 31, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$1,109,000	$384,000	$350,000	$250,000	$125,000
Capital lease obligations	0	0	0	0	0
Note payable	2,138,965	2,138,965	0	0	0
Mining expenditures	4,450,000	1,450,000	3,000,000	0	0
Acquisitions	0	0	0	0	0
	$7,697,965	$3,972,965	$3,350,000	$250,000	$125,000

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

Cash and Cash Equivalents
We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit.  As of October 31, 2012, we had no uninsured cash amounts.

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

We have access to the camp by airplane. There is no road access from camp to the project area where drilling and bulk sampling mining occurs. It is approximately 1 1/2 miles from camp to the project area.  Power generation is by diesel generator at the camp. Fuel is brought in for the generators by a cargo plane to the airstrip.

Long-Lived Assets
We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of October 31, 2012 there are no impairments recognized.

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

We expect to record reclamation bond as a liability in the period in which we are required to pay a reclamation bond. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in reclamation bond.

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

Should a property be abandoned, its capitalized costs are charged to operations.  We charge to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of October 31, 2012:

We formed an audit committee on October 26, 2012.  An audit committee is expected to improve oversight in the establishment and monitoring of required internal controls and procedures.

(b)  Changes In Internal Control Over Financial Reporting

During the quarter ended October 31, 2012, there were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended October 31, 2012 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of January 22, 2013, the name, age, and position of each executive officer and director and the tenure in office of each director of the Company.

Name	Age	Positions and Offices Held	Since
Gregory Schifrin	54	Director, President and Chief Executive Officer	February 28, 2011

James Baughman	56	Director, Chief Operating Officer and Senior Vice President	February 28, 2011

Mark Scott	59	Chief Financial Officer and Secretary	February 28, 2011

Kevin Cassidy	56	Independent Director	August 24, 2011

Michael Lavigne	55	Independent Director	August 24, 2011

Dale L. Rasmussen	62	Independent Director	October 24, 2012

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

From February 2011 to the present Mr. Schifrin was the President and CEO and Director of WestMountain Index Advisor, Inc. (dba WestMountain Gold, Inc.). From March 2010 to the present Mr. Schifrin was the President and CEO of Terra Mining Corp. From December 2007 to the present Mr. Schifrin was the President and Director of Silver Verde May Mining Corporation. During his tenure Mr. Schifrin managed corporate finance, accounting, legal and regulatory requirements, exploration, geologic evaluation, project generation and land acquisition.

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

From 1985 to the Present, Mr. Schifrin was the co-founder and President of Minex Exploration, a mining industry known exploration consulting and service company, where Mr. Schifrin managed a staff of 15 to 20 personnel, clients and contracts, accounting, legal and regulatory requirements, as well as managing exploration projects, grassroots through drilling and development phase, throughout North America for major and junior mining companies.

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

Mr. Baughman is the Chief Operations Officer of WestMountain Index Advisor, Inc. (dba WestMountain Gold, Inc.). From March 2010 to the present Mr. Baughman has been the Chief Operations Officer of Terra Mining Corp.

Mr. Baughman has been President, Chief Executive Officer and a Director of Big Bear Mining Corp from September 2011 to the present. From March 19, 2012 to the present Mr. Baughman has been President and CEO and Director of Fischer Watt.

From July 2004 to May 2006, Mr. Baughman was the co-founder, President and Chief Executive Officer of High Plains Uranium Corp, where he managed the company’s corporate finance, accounting, legal and regulatory requirements. He also managed a successful initial public offering on the TSX.

From May 2006 to October 2006, Mr. Baughman was the Chief Executive Officer of Kenai Resources, formerly known as Triumph Gold Corp., where he managed the company's properties in Venezuela and Oregon. He also managed the consulting engineers and geologists, and prepared engineering reports.

From October 2006 to September 2010, Mr. Baughman led an acquisition of mineral rights on uranium properties, hired professional staff, developed company presentation and conducted road shows to investors and potential investors for US Uranium Corp., a company he co-founded. Mr. Baughman also served as Chief Operating Officer and a Director in March 2010 of American Mining Corporation.

James Baughman is a Director of Big Bear Mining Corp. Mr. Baughman is currently assisting several private mining development companies and is on the Advisory Board of a Canadian exploration company. In July 1983, Mr. Baughman received a Bachelor of Science degree in Geology from the University of Wyoming, Laramie. He is a registered professional geologist in the State of Wyoming. Mr. Baughman resides in Aurora, Colorado.

Mr. Baughman was appointed as a Director based on his significant experience in the mining and mineral exploration industry.

Our Independent Directors

Kevin Cassidy

Mr. Cassidy is the Managing Member and Founder of Logic International Consulting Group, LLC, a consulting firm founded in 1996 specializing in the development of global trading businesses and the creation of the requisite infrastructure, management and support paradigms of said platforms.

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

Mr. Cassidy did not stand for re-election in 2013.

Michael Lavigne

Mr. Lavigne has served as the CEO and a board member of Silver Verde May Mining Company, Inc. from December 2008 to the present. Silver Verde May, an exploration stage mining company located in Wallace, Idaho, holds a number of properties in Idaho, Utah and Wyoming. From August 2008, Mr. Lavigne served as a consultant for Golden Eagle Mining Company, which was acquired by Silver Verde May in December 2008. Mr. Lavigne also serves on the board of Mascot Mining which holds properties in Idaho and Montana.

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

Prior to the travel and hospitality business Mr. Lavigne was involved in the securities and corporate finance business and served as he managing Director of Northwest Capital and Advisory Services and the CEO and chairman of RCL Northwest.  Mr. Lavigne was a board of member of the Spokane Stock Exchange, a registered national securities exchange which listed primarily mining and resources related companies.

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

Dale L. Rasmussen

Dale L. Rasmussen was appointed to the Board of Director on October 24, 2012.

During his career Mr. Rasmussen has served on the Board of over a dozen private and public companies (Chairman of three) and was instrumental in raising nearly a billion dollars in equity capital.  Three of the companies, co-founded by Mr. Rasmussen, reached market capitalization of over half a billion U.S. dollars.

Mr. Rasmussen served as the Chairman of the Board of Quantum Fuel System Technologies Worldwide from 2002 to 2012, as well as being a member of the Board of Directors since 2000.  Mr. Rasmussen was a founding member of the Board of Directors of Fisker Automotive and served as the Chairman of the Board since its formation in November 2007 until February 2010.  Mr. Rasmussen was the Senior Vice President and Secretary of IMPCO Technologies (now Fuel Systems Solutions) from 1989 through 2005, joining the Company in 1984 as Vice President of Finance and Administration and Corporate Secretary.  IMPCO was the parent company of Quantum Technologies, prior to its spin-off in 2002.  While at IMPCO, Mr. Rasmussen’s areas of expertise were Mergers and Acquisitions, Strategic Planning and Investor Relations.  Prior to joining IMPCO, Mr. Rasmussen was a commercial banker for twelve years at two banks, both acquired by Key Bank and U.S. Bank, and was responsible for managing the bank's investment portfolio, branch and corporate development, and served as corporate secretary.  Mr. Rasmussen is a graduate of Western Washington University and is also a graduate of Pacific Coast Banking School, University of Washington.

Mr. Rasmussen was appointed as a Director due to his significant board experience and related finance and banking skills.

Other Executive Officers

Mark Scott

Mr. Scott has significant financial, capital market and experience in public microcap companies. Mr. Scott serves as (i) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010 and (ii) Chief Financial Officer, Secretary and Treasurer of WestMountain Index Advisor, Inc. (dba WestMountain Gold, Inc.) since December 8, 2010. Mr. Scott also provides consulting financial services to other public companies.

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

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominations and Governance Committee and the Compensation Committee. The Committees were formed October 26, 2012 and held their first meeting in December, 2012. The Audit and Compensation committees are comprised solely of non-employee, independent directors. The Nominations and Governance committee has one management director. We expect to add one independent director to the Audit and Compensation Committees in early 2013. Charters for each committee are available on our website at www.westmountaingold.com. The table below shows current membership for each of the standing Board committees.

Audit	Compensation	Nominating

Dale L. Rasmussen (Chairman)	Michael Lavigne (Chairman)	Michael Lavigne (Chairman)
Michael Lavigne	Dale L. Rasmussen	Dale L. Rasmussen
Gregory Schifrin

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year that ended on October 31, 2012 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this proxy statement. Further, during this period, no executive officer of the Company served as:

●
a member of the Compensation Committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation Committee; or

●	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation Committee.

Code of Conduct and Ethics

We have adopted conduct and ethics standards titled the Code of Conduct and Ethics (the “Code of Conduct”), which are available at www.westmountaingold.com. These standards were adopted by the Board to promote transparency and integrity. The standards apply to the Board, executives and employees. Waivers of the requirements of the Code of Conduct or associated polices with respect to members of the Board or executive officers are subject to approval of the full Board.

Our Code of Conduct includes the following:

- promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; promotes the full, fair, accurate, timely and understandable disclosure of our financial results in accordance with applicable disclosure standards, including, where appropriate, standards of materiality;

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

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The Compensation Committee was formed October 26, 2012 and held its first meeting on December 13, 2012. The Compensation Committee members are Michael Lavigne (Chairman), and Dale L. Rasmussen. We expect to add one independent director to the Compensation Committee in early 2013.

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers who served during the year ended October 31, 2012. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure.

Compensation Philosophy and Objectives

The major compensation objectives for named executive officers are as follows:

●	to attract and retain highly qualified individuals capable of making significant contributions to the long-term success of the Company;

●	to motivate and reward named executive officers whose knowledge, skills, and performance are critical to the Company’s success;

●	to closely align the interests of the Company’s named executive officers and other key employees with those of its shareholders; and

●	to utilize incentive based compensation to reinforce performance objectives and reward superior performance; and

Role of Chief Executive Officer in Compensation Decisions

The Board approves all compensation for the chief executive officer. The Compensation Committee makes recommendations on the compensation for the chief executive officer and approves all compensation decisions, including equity awards, for our named executive officers. Our chief executive officer makes recommendations regarding the base salary and non-equity compensation of other named executive officers that are approved by the Compensation Committee in its discretion.

Setting Executive Compensation

The Compensation Committee believes that compensation for named executive officers must be managed to what we can afford and in a way that allows us to meet our goals for overall performance. During 2012, the Compensation Committee and the Board compensated its Chief Executive Officer and Chief Operating Officer with a monthly salary fee of $10,000. During 2012, the Committee compensated its Chief Financial Officer with a $8,000 monthly salary. This compensation reflected the financial condition of the Company. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Although no compensation was paid until October 1, 2010, with the acquisition of TMC in February 2011, the amount of time and effort needed to structure and manage the acquisition, and the additional workload that management of TMC’s activities involves, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have been compensated since October 1, 2010, as described under “Employment Agreements” below.

Executive Compensation Components for the Year Ended October 31, 2012

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the fiscal year ended October 31, 2012. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For fiscal 2012, the principal components of compensation for named executive officers were base salary and consulting fees.

Base Salary

Base salary is intended to ensure that our employees are fairly and equitably compensated. Generally, base salary is used to appropriately recognize and reward the experience and skills that employees bring to the Company and provides motivation for career development and enhancement. Base salary ensures that all employees continue to receive a basic level of compensation that reflects any acquired skills which are competently demonstrated and are consistently used at work.

Base salaries for the Company’s named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. During 2012, the Compensation Committee and the Board compensated its Chief Executive Officer and Chief Operating Officer with a monthly salary fee of $10,000. During 2012, the Committee compensated its Chief Financial Officer with a $8,000 monthly salary. This compensation reflected our financial condition.

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s named executive officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the named executive officers during 2012 based on our financial condition.

Ownership Guidelines

We do not require our named executive officers to hold a minimum number of our shares. However, to directly align the interests of executive officers with the interests of the stockholders, we encourage each named executive officer to maintain an ownership interest in the Company.

Stock Option Program

We do not have a stock option program; however the Board has adopted the 2012 Stock Incentive Plan described in Proposal 2 below, subject to stockholder approval.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the named executive officers.

Perquisites and Other Personal Benefits

During the year ended October 31, 2012, the Company provided the named Chief Executive, Operating and Financial Officers were provided with medical insurance. No other personal benefits were provided.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee, composed entirely of independent directors in accordance with the applicable laws and regulations, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE

Michael Lavigne, Chairman
Dale L. Rasmussen

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the indicated periods.

Summary Compensation Table

						Non-Equity
						Incentive
					Stock	Plan	Option	Other
			Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Name	Principal Position		($) (1)	($) (2)	($) (3)	($)	($)	($) (4)	($)

Gregory Schifrin	Chief Executive Officer,	10/31/2012	$120,000	$-	$-	$-	$-	$-	$120,000
	Director	10/31/2011	$120,000	$-	$30,000	$-	$-	$-	$150,000
		10/31/2010	$40,000	$10,000	$-	$-	$-	$-	$50,000

James Baughman	Chief Operating Officer,	10/31/2012	$120,000	$-	$-	$-	$-	$-	$120,000
	Director	10/31/2011	$120,000	$-	$30,000	$-	$-	$-	$150,000
		10/31/2010	$40,000	$10,000	$-	$-	$-	$-	$50,000

Mark Scott	Chief Financial Officer,	10/31/2012	$96,000	$-	$-	$-	$-	$-	$96,000
	Secretary	10/31/2011	$56,000	$-	$87,200	$-	$-	$32,000	$175,200
		10/31/2010	$-	$-	$-	$-		$-	$-

(1)         The 2010 amounts for Mr. Schifrin and Mr. Baughman include salary paid by TMC to those individuals from March 25, 2010 (the date TMC was incorporated) to October 31, 2010. The 2011 amounts for Mr. Schifrin and Mr. Baughman include salary since the Employment Agreements were signed on October 1, 2010 and include the issuance of 60,000 shares of common stock that were valued at $.50 per share or $30,000 on June 1, 2011 related to the conversion of accrued payroll. The 2011 amount for Mr. Scott includes salary since the Employment Agreement was signed on April 9, 2011.

(2)         The 2010 amounts for Mr. Schifrin and Mr. Baughman include salary paid by TMC to those individuals from March 25, 2010 (the date TMC was incorporated) to October 31, 2010.

(3)         The 2011 amount for Mr. Schifrin and Mr. Baughman reflects 100,000 shares of restricted common stock issued by us on August 24, 2011 valued at $.30 per share or $30,000. The 2011 amount for Mr. Scott reflects (i) 100,000 shares of restricted common stock issued by us on August 24, 2011 and valued at $.30 per share or $30,000; and (ii) 236,000 shares of restricted common stock issued by us on during the year ended at October 31, 2011 per Mr. Scott’s Consulting and Employment Agreements and valued at $.369 per share or $87,200. These amounts reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended October 31, 2011, in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in footnotes to the Company's audited financial statements for the fiscal year ended October 31, 2011.

(4)         The 2011 amount for Mr. Scott includes consulting fees paid from December 8, 2010 to April 8, 2011.

Grants of Stock Based Awards in Fiscal Year Ended October 31, 2012

We did not provide performance-based incentive compensation paid to the named executive officers during 2012 based on our financial condition.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation program.

EMPLOYMENT AGREEMENTS

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin (“Schifrin Agreement”), which agreement was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Schifrin Agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 in expenses per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days' notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum equal to, two times his annual salary, two times his targeted annual bonus and two times his last year’s bonus, plus any accrued vacation.

On October 1, 2010, TMC signed an Employment Agreement with James Baughman (“Baughman Agreement”), which agreement was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Baughman Agreement, Mr. Baughman was appointed Chief Operating Officer for an indefinite period at a salary of $120,000 per year. Mr. Baughman is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Baughman is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 in expenses per day spent on the Company’s project sites. Mr. Baughman may resign with 60 days' notice. If Mr. Baughman is terminated without cause, including a change in control (after six months), he is to receive in a lump sum equal to two times his annual salary, two times his targeted annual bonus and two times his last year’s bonus, plus any accrued vacation.

On April 18, 2011, the Company entered into an Employment Agreement (“Scott Employment Agreement”) with Mark Scott as the Company’s Chief Financial Officer, which was effective April 9, 2011. The Scott Employment Agreement replaced the Scott Consulting Agreement dated February 18, 2011 and which expired on April 8, 2011.

Under the terms of the Scott Employment Agreement, Mr. Scott was appointed Chief Financial Officer for an indefinite period at a salary of $96,000 per year. Mr. Scott is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Scott is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits, life and disability insurance. Mr. Scott may resign with 60 days' notice. If Mr. Scott is terminated without cause, including a change in control (after six months), he is to receive in a lump sum equal to one times his annual salary, one times his targeted annual bonus and one times his last year’s bonus, plus any accrued vacation.

Definitions Used in Employment Agreements

For purposes of the each of the Employment Agreements described above, the following definitions apply:

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

(d)  a change in the principal executive office of the Company to a location more than 50 kilometers from the then-current location of the principal executive office of the Company;

(e)  the requirement by the Company that the Executive be based anywhere other than within a 100 kilometer radius of the Executive’s then current location;

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

Potential Payments upon Termination or Change in Control

Our Employment Agreements with the named executive officers have provisions providing for severance payments as discussed below.

Gregory Schifrin Termination Payments

The following table shows the potential payments upon termination for Gregory Schifrin:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 10/31/12	on 10/31/12	on 10/31/12	on 10/31/12	on 10/31/12
Compensation:
Base salary (1)	$-	$-	$120,000	$240,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay (2)	$-	$-	$14,617	$-	$-

Total	$-	$-	$134,617	$240,000	$-

(1)         Reflects twelve month’s severance to be paid upon termination without cause and twenty four months upon termination in a change of control.

(2)         Reflects the value of vacation pay accrued as of October 31, 2012.

James Baughman Termination Payments

The following table shows the potential payments upon termination for James Baughman:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 10/31/12	on 10/31/12	on 10/31/12	on 10/31/12	on 10/31/12
Compensation:
Base salary (1)	$-	$-	$120,000	$240,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay (2)	$-	$-	$8,155	$-	$-

Total	$-	$-	$128,155	$240,000	$-

(1)         Reflects twelve month’s severance to be paid upon termination without cause and twenty four months upon termination in a change of control.

(2)         Reflects the value of vacation pay accrued as of October 31, 2012.

Mark Scott Termination Payments

The following table shows the potential payments upon termination for Mark Scott:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 10/31/12	on 10/31/12	on 10/31/12	on 10/31/12	on 10/31/12
Compensation:
Base salary (1)	$-	$-	$96,000	$96,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay (2)	$-	$-	$5,786	$-	$-

Total	$-	$-	$101,786	$96,000	$-

(1)         Reflects twelve month’s severance to be paid upon termination without cause and twenty four months upon termination in a change of control.

(2)         Reflects the value of vacation pay accrued as of October 31, 2012.

DIRECTOR COMPENSATION

We use stock grants to incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by us for members of the Board. During the year ended October 31, 2012, Gregory Schifrin and James Baughman did not receive any compensation for their services as a director.  The compensation disclosed in the Summary Compensation Table on page 32 represents the total compensation.

Director Summary Compensation Table

The table below summarizes the compensation paid by us to non-employee directors during the year ended October 31, 2012.

	Stock	Option
Name	Awards (2)	Awards	Total
Michael Lavigne	$-	$-	$-

Kevin Cassidy (1)	-	-	-

Dale L. Rasmussen	25,000	-	25,000

Total	$25,000	$-	$25,000

(1) Mr. Cassidy did not stand for re-election for 2013.

(2) The 2012 amount for Mr. Rasmussen reflects 25,000 shares of restricted common stock issued by us on October 24, 2012 were valued at $1.00 per share or $25,000. These amounts reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended October 31, 2012, in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in footnotes to the Company's audited financial statements for the fiscal year ended October 31, 2012.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of January 22, 2013

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

	November 30, 2012		November 30, 2012
	Shares Beneficially Owned		Fully Diluted Ownership
	Amount	%	Amount	%
Directors and Officers-
Gregory L. Schifrin	3,618,750	16.9%	3,918,750	12.0%
James G. Baughman	2,502,500	11.7%	2,702,500	8.3%
Mark Scott	322,000	1.5%	322,000	1.0%
Capital Peak Partners LLC/ Michael Lavigne	1,892,500	8.8%	2,477,500	7.6%
Logic International Consulting Group LLC/ Kevin Cassidy	100,000	*	1,430,000	4.4%
Dale Rasmussen	25,000	*	25,000	*
Total Directors and Officers as a Group (6 total)	8,460,750	38.9%	10,875,750	33.2%

	November 30, 2012		November 30, 2012
	Shares Beneficially Owned		Fully Diluted Ownership
	Amount	%	Amount	%
Greater Than 5% Ownership

Gregory Schifrin/ Mineral Mining LLC	3,618,750	16.9%	3,918,750	12.0%
WestMountain Index Advisor, Inc.
2186 S. Holly St., Suite 104
Denver, CO 80222

James Baughman/ Mineral Mining LLC	2,502,500	11.7%	2,702,500	8.3%
WestMountain Index Advisor, Inc.
2186 S. Holly St., Suite 104
Denver, CO 80222

BOCO Investments LLC (Joseph Zimlich)	3,100,000	14.5%	7,302,115	22.3%
262 East Mountain Avenue
Fort Collins, CO 80524

Michael Lavigne (Capital Peak Partners LLC and Silver	1,892,500	8.8%	2,477,500	7.6%
Verde Mining Company, Inc.)
602 Cedar St, Suite 205
Wallace, ID 83873

The shares for BOCO Investments LLC exclude shares of common stock to be issued upon the conversion of convertible debentures of $1,853,965. The exact number of shares cannot be calculated until the debentures are converted however, as of January 23, 2012, this debt, including accrued interest is convertible into common stock at the rate of $0.75 per share.  For a more detailed description of this convertible debt see Note 6 to the Company’s Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended October 31, 2012 are detailed in Note 3 to the Company’s  Financial Statements filed with this Form 10-K.

Review and Approval of Related Person Transactions

We have operated under a Code of Conduct since inception. Our Code of Conduct requires all employees, officers and directors, without exception, to avoid the engagement in activities or relationships that conflict, or would be perceived to conflict, with the Company’s interests or adversely affect its reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate upon full disclosure of the transaction, following review and approval to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to the Company than could be obtained from an unrelated person.

The Audit Committee is responsible for reviewing and approving all transactions with related persons. In 2012, The Board reviewed all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed.

Director Independence

The Board has affirmatively determined that each of Messrs. Lavigne, Cassidy and Rasmussen is an independent director.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We formed an Audit Committee on October 26, 2012. The Board has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Board subject to certain restrictions. The policy sets out the specific services pre-approved by the Board and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Board responsibilities under the Exchange Act. During fiscal year ended October 31, 2012, the Board pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Board engaged PMB Helin Donovan, LLP to perform an annual audit of our financial statements for the year ended October 31, 2012 and 2011 and the period from inception (March 25, 2010) to October 31, 2010. The following is the breakdown of aggregate fees paid to the auditors for the Company for the periods indicated:

	Year Ended,		The Period from Inception (March 25, 2010) to
	October 31, 2012	October 31, 2011	October 31, 2010
Audit fees	$12,220	$7,185	$3,000
Audit related fees	20,100	6,274	4,436
Tax fees	6,220	880	320
All other fees	-	13,400	-

	$38,540	$27,739	$7,756

- “Audit Fees” are fees billed by PMB Helin Donovan, LLP for the audit of our financial statements for the years ended October 31, 2012 and 2011.

- “Audit-Related fees” are fees billed by PMB Helin Donovan, LLP to us for services not included in audit fees, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings for the years ended October 31, 2012 and 2011.

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

Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during the fiscal year ended October 31, 2012 its executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions:

1.     Form 13D’s for Gregory Schifrin and James Baughman dated February 28, 2011 and required to be filed on March 4, 2011 was filed on March 14, 2011.

2.    Form 13D’s for Capital Peak Partners LLC and Joseph Zimlich (BOCO Investments LLC) dated February 28, 2011 and required to be filed on March 4, 2011 was filed on March 15, 2011.

3     A Form 4 for BOCO Investments LLC dated February 18, 2011 and required to be filed on February 22, 2011 was filed on March 15, 2011.

4     A Form 4 for BOCO Investments LLC dated June 17, 2011 and required to be filed on June 21, 2011 was filed on June 30, 2011.

5.    A Form 4 for Mark Scott dated September 21, 2011 and required to be filed on September 23, 2011 was filed on February 29, 2012.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Title of Document	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of October 31, 2012 and 2011	F-2

Consolidated Statements of Operations for the year ended October 31, 2012 and 2011 and the period from inception of March 25, 2010 to October 31, 2012	F-3

Consolidated Statements of Changes in Stockholders' Deficit for the year ended October 31, 2012 and 2011 and the period from inception of March 25, 2010 to October 31, 2012	F-4

Consolidated Statements of Cash Flows for the for the year ended October 31, 2012 and 2011 and the period from inception of March 25, 2010 to October 31, 2012	F-5

Notes to the Financial Statements	F-6

(b) EXHIBITS:

Exhibit No.	Description

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

10.1	Note and Warrant Purchase Agreement dated November 15, 2011 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (3)

10.2	Secured Convertible Promissory Note dated November 15, 2011 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (3)

10.3	Warrant to Purchase Stock dated November 15, 2011 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (3)

10.4	Amended and Restated Revolving Credit Loan and Security Agreement dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (4)

10.5	Amended and Restated Secured Convertible Promissory Note dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (4)

10.6	Consulting Agreement dated September 11, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (4)

10.7	Warrant to Purchase Stock dated October 1, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (4)

10.8	Warrant to Purchase Stock dated October 1, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (4)

10.9	Revolving Credit Line and Security Agreement dated August 8, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (5)

10.10	Secured Convertible Promissory Note dated August 8, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (5)

10.11	Warrant to Purchase Stock dated August 8, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (5)

21.1	Subsidiaries (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (1)

32.1	Section 906 Certifications (1)

32.2	Section 906 Certifications (1)

99.1	Code of Conducts and Ethics dated February 28, 2011 (1)

(1) Filed herewith.

(2) Previously filed with Form SB-2 Registration Statement, January 2, 2008 (in the case of the Articles of Incorporation, as amended per the 8-K filed on Oct. 12, 2010).

(3) Filed as exhibits on Form 8-K dated November 15, 2011 and filed with the SEC on November 21, 2011.
.
(4) Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012.

(5) Filed as exhibits on Form 8-K/A dated August 8, 2012 and filed with the SEC on August 14, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
WestMountain Index Advisors, Inc.:

We have audited the accompanying balance sheets of WestMountain Index Advisors, Inc. (the “Company”) (a development stage company) as of October 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the period from March 25, 2010 (“Inception”) through October 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Index Advisors, Inc. as of October 31, 2012 and 2011, and the results of its operations and its cash flows for the period from Inception through October 31, 2012 and 2011, in conformity with generally accepted accounting principles in the United States of America.

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

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

January 21, 2013
Seattle, Washington

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	October 31, 2012	October 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$88,870	$9,791
Prepaid expenses	7,017	238,860
Total current assets	95,887	248,651

EQUIPMENT, NET	417,802	412,070

OTHER ASSETS
Contractual rights	700,000	600,000
Mining claims	13,453	15,086
Security deposits	2,050	2,050

TOTAL ASSETS	$1,229,192	$1,277,857

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$781,631	$774,235
Accounts payable - related parties	511,270	468,596
Accrued expenses	128,559	35,914
Accrued expenses - related parties	52,611	80,011
Promissory notes	2,138,965	-
Other current liabilities	-	28,167
Total current liabilities	3,613,036	1,386,923

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and
outstanding at October 31, 2012 and 2011, respectively	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 21,382,776
and 18,450,354 shares issued and outstanding at October 31, 2012 and 2011, respectively	21,383	18,450
Additional paid in capital	7,675,241	4,402,762
Accumulated deficit	(10,080,468)	(4,530,278)
Total stockholders' deficit	(2,383,844)	(109,066)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,229,192	$1,277,857

The accompanying notes are an integral part of these consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended,		From March 25, 2010 (Inception)
	October 31, 2012	October 31, 2011	to October 31, 2012

REVENUE	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,039,332	1,710,150	4,191,941
EXPLORATION EXPENSE	2,167,052	1,461,183	3,628,235
OPERATING LOSS	(4,206,384)	(3,171,333)	(7,820,176)

OTHER INCOME (EXPENSE):
Interest (expense) income, net	(1,343,806)	118	(1,356,047)
Consulting income - Terra Mining Corporation	-	50,400	50,400
Financing fee	-	(14,445)	(54,645)
Merger expense	-	(900,000)	(900,000)
Total other expense	(1,343,806)	(863,927)	(2,260,292)

LOSS BEFORE INCOME TAXES	(5,550,190)	(4,035,260)	(10,080,468)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(5,550,190)	$(4,035,260)	$(10,080,468)

Basic and diluted loss per common share attributable to WestMountain Index Advisor, Inc. and subsidiaries common shareholders-

Basic and diluted loss per share	$(0.28)	$(0.32)

Weighted average shares of common stock outstanding- basic and diluted	19,965,241	12,592,922

The accompanying notes are an integral part of these consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Total
	Common Stock			Accumulated	Stockholders'
	Shares	Amount	APIC	Deficit	Deficit

Balance as of March 25, 2010	-	-	-	-	-

Effect of Reverse Merger	8,828,313	$8,828	$219,174	$-	$228,002
Net loss for the period of inception from March 25, 2010 to October 31, 2010	-	-	-	(495,018)	(495,018)
Balance as of October 31, 2010	8,828,313	8,828	219,174	(495,018)	(267,016)

Issuance of common stock for services	686,000	686	221,514	-	222,200
Issuance of common stock for mineral rights	500,000	500	249,500	-	250,000
Warrants issued for consulting services	-	-	537,000	-	537,000
Issuance of common stock for conversion of demand promissory notes	1,000,000	1,000	499,000	-	500,000
Warrant issued for merger and acquisitions expenses	-	-	900,000	-	900,000
Stock issued for cash under private placements net of cost	2,552,041	2,552	1,661,877	-	1,664,429
Issuance of common stock for liability conversions	228,000	228	113,772	-	114,000
Issuance of common stock related to the exercise of warrants	4,656,000	4,656	925	-	5,581
Net loss	-	-	-	(4,035,260)	(4,035,260)

Balance as of October 31, 2011	18,450,354	$18,450	$4,402,762	$(4,530,278)	$(109,066)

Issuance of common stock for services	215,000	215	184,785	-	185,000
Issuance of common stock for joint venture agreement	500,000	500	249,500	-	250,000
Stock issued for cash under private placements net of cost	1,715,422	1,715	1,277,886	-	1,279,601
Issuance of common stock related to the exercise of warrants	207,000	207	(200)	-	7
Issuance of common stock related to convertible debentures	295,000	296	294,704	-	295,000
Warrant amortization expense	-	-	1,265,804	-	1,265,804
Net loss	-	-	-	(5,550,190)	(5,550,190)
Balance as of October 31, 2012	21,382,776	$21,383	$7,675,241	$(10,080,468)	$(2,383,844)

The accompanying notes are an integral part of these consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC. AND SUBSIDIARIES
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended,		From March 25, 2010 (Inception)
	October 31, 2012	October 31, 2011	to October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,550,190)	$(4,035,260)	$(10,080,468)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	99,433	2,577	102,010
Warrant amortization expense	1,265,804	-	1,265,804
Issuance of common stock and warrants for services and expenses	627,507	1,773,200	2,400,707
Issuance of common stock per-merger	-	-	48,202
Changes in operating assets and liabilities:
Prepaid expenses	231,843	(290,136)	(60,793)
Other assets	-	(2,050)	(2,050)
Accounts payable - trade and accrued expenses	145,463	1,121,817	1,430,877
CASH USED IN OPERATING ACTIVITIES	(3,180,140)	(1,429,852)	(4,895,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(103,532)	(413,998)	(517,530)
Cash acquired in merger	-	101,252	101,252
Contractual rights	(100,000)	(200,000)	(300,000)
Cash paid for mining claims	-	(4,628)	(15,903)
NET CASH USED IN INVESTING ACTIVITIES:	(203,532)	(517,374)	(732,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	2,183,150	5,000	2,813,150
Repayment of debenture notes	-	(630,000)	(630,000)
Proceeds from demand promissory notes	-	400,000	550,000
Proceeds form the issuance of common stock per-merger	-	-	34,000
Proceeds from the issuance of common stock	1,279,601	1,670,011	2,949,612
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,462,751	1,445,011	5,716,762

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,079	(502,215)	88,870

CASH AND CASH EQUIVALENTS, beginning of period	9,791	512,006	-

CASH AND CASH EQUIVALENTS, end of period	$88,870	$9,791	$88,870

Supplemental disclosures of cash flow information:
Interest paid	$481	$29,197	$29,588
Taxes paid	$-	$-	$-

WestMountain items acquired in merger:
Other current assets	$-	$44,670	$44,670
Fixed assets	$-	$649	$649
Accounts payable and other accrued liabilities	$-	$(86,815)	$(86,815)

Non-cash investing and financing activities:
Stock issuance for contractual rights	$-	$250,000	$400,000
Common stock issued for convertible notes	$102,500	$500,000	$602,500

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

WMTN is an exploration and development stage company that explores, acquires, and develops advanced stage properties. The Company has a high-grade gold system in the resource definition phase with 168,000 ounces of inferred gold which in total offers potential of 1,000,000 or more ounces that is owned by the Company’s wholly owned subsidiary, TMC. The property consists of 344 Alaska state mining claims covering approximately 85 square miles. All Government permits and reclamation plans for continued exploration through 2014 were renewed in 2010, which is referred to as the “TMC project”.

The Company’s primary activity will be to proceed with the TMC project and other mining opportunities that may present themselves from time to time. The Company cannot guarantee that the TMC project will be successful or that any project that WMTN embarks upon will be successful. The goal is to build our Company into a successful mineral exploration and development Company.

The Company has budgeted expenditures for the next twelve months of approximately $2,425,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described below.

WMTN believes it will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. The Company must expend $4,704,000 for a total of $9,050,000 plus option payments of $450,000 over the next two years as an “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if the Company is unable to raise this capital, the Company will not be able to complete the earn-in on this project.

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

The Company’s accountants have expressed substantial doubt about the Company’s ability to continue as a going concern as a result of its history of net loss. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue the TMC project as described in this Form 10-K. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of October 31, 2012, the Company had no uninsured cash amounts.

Prepaid expenses
Prepaid expenses were $7,017 and $238,860 as of October 31, 2012 and 2011, respectively. The prepaid expenses primarily reflect expenses that are being amortized over the life of the service agreements.

Equipment
Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3 -5 years.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of October 31, 2012, there are no impairments recognized.

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

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

Level 1 - Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 - Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

●	Quoted prices for similar assets or liabilities in active markets;

●	Quoted prices for identical or similar assets in nonactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability; and

●	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 - Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis. The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurement. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of October 31, 2012, the Company had warrants for the purchase of 11,259,491 common shares and 1,643,639 common shares related promissory notes to which were considered but were not included in the computation of loss per share at October 31, 2012 because they would have been anti-dilutive.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance regarding testing goodwill for impairment.  The new guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued guidance that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income (loss) into net income (loss).  The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users.  The FASB has not yet announced a timetable for its reconsideration.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3. AGREEMENTS

Exploration, Development and Mine Operating Agreements

Joint Venture Agreement

On September 15, 2010, TMC and its wholly owned subsidiary, TGC and Raven Gold Alaska, Inc. (“Raven”) signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). TMC agreed to have 250,000 shares of WMTN common stock issued to Raven no later than one year after the closing of the acquisition of TMC by WMTN and an additional 250,000 shares of WMTN common stock issued on or before each of December 31, 2011 and December 31, 2012. The $50,000 due with the signing of the Letter of Intent in February 2010 was paid September 17, 2010. TMC has spent $4,796,000 of project expenses through January 22, 2013 as defined by the JV Agreement.

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

Pay the following options payments:

●	Payment of $10,000 with the signing of the Letter of Intent in February 2010 (paid September 2010).
●	Payment of $40,000 with the signing of the JV Agreement (paid September 2010).
●	Payment of $100,000 on or before December 31, 2011 (paid in December 2011).
●	Payment of $150,000 on or before December 31, 2012 (paid in January 2013).

Provide the following project funding-

●	Payment of $1 million in project expenses on or before December 31, 2011, including $100,000 (paid) to Raven for camp equipment.
●	Payment of $2.5 million in additional project expenses on or before December 31, 2012, including $100,000 to Raven for camp equipment (paid in January 2013).
●	Payment of $2.5 million in additional project expenses on or before December 31, 2013.

Issue the following common stock, which is subject to a two year trading restriction, upon the completion of the acquisition of TMC by WMTN:

●	Issue 250,000 shares of WMTN common stock no later than one year after the closing of the acquisition of TMC (issued).
●	Issue 250,000 shares of WMTN common stock on or before December 31, 2011 (issued), and December 31, 2012.

TMC and TGC then can increase their interest to 80% in the project with the following payments and stock issuances:

●	Payment of $150,000 on or before December 31, 2013.
●	Payment of $3.05 million in additional project expenses on or before December 31, 2014.
●	Issue 250,000 shares of WMTN common stock on or before December 31, 2014.

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

Amended Claims and Lease Agreements with Ben Porterfield

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

TMC has paid in total $300,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $.50 per share. Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of October 31, 2012, the Company has capitalized $550,000 related to this Claims Agreement.

The Amended Claims Agreement, which incorporates the Lease dated March 22, 2005, provides for a production royalty of 4% of the net smelter return for all minerals produced or sold. The Company may repurchase 1% of the production royalty right for $1,000,000 and an additional 1% for $3,000,000.

The failure to operate in accordance with the Amended Claims or Lease Agreements could result in the Lease being terminated.

NOTE 4. EQUIPMENT, NET

Equipment, net comprises of the following:

	Estimated
	Useful Lives	October 31, 2012	October 31, 2011

Mining and other equipment	3-5 years	$518,179	$414,647
Less: accumulated depreciation		(100,377)	(2,577)
		$417,802	$412,070

Depreciation expense for the year ended October 31, 2012 and 2011 was $97,800 and $2,577, respectively.

NOTE 5. CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS

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

Other Reverse Merger Agreements

WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $0.001 per share.   The Warrant is in substantially the form and with the terms as contained in Exhibit 10.14 filed herewith.  WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis. As of January 22, 2013, WASM has exercised a portion of the warrant and 873,000 shares of WMTN common stock were issued.

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

Other Related Party Transactions

The Company has five full-time and part-time employees. The Company shares offices with Minex Exploration LLP, an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex Mining contractors for exploration and development of the Alaska property. The Company has recorded accounts payable- related party of $493,164 and $468,596 as of October 31, 2012 and 2011, respectively.

Secured Promissory Notes with BOCO

From time to time, the Company entered into promissory notes and other agreements with BOCO related to loans from BOCO to the Company.  The current status of BOCO loans to the Company and their terms are described in Note 6, Promissory Notes, below.

Any material related party transactions are reported in applicable sections of this Form 10-K.

NOTE 6. PROMISSORY NOTES

Secured Promissory Notes

On September 17, 2012, the Company entered into Amended and Restated Revolving Credit Loan and Security and Secured Convertible Promissory Note Agreements with BOCO Investments, LLC (“BOCO”), an existing lender to and shareholder in the Company. On October 1, 2012, the Company entered into a Warrant to Purchase Stock Agreement with BOCO related to this financing (such Agreements and Warrant, the “Transaction Documents”). The Transaction Documents supersede the Revolving Credit Loan and Security, Secured Convertible Promissory Note and Warrant to Purchase Stock Agreements entered into on August 8, 2012 with BOCO as reported in the Company 8-K filed on Aug. 2012.

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (“Note”) in the principal amount of $1,853,965. The Note is due July 31, 2013 and provides for interest at 15% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO. The Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.  The Note includes and replaces previously issued notes for $350,000 dated November 15, 2011 and $50,000 dated June 1, 2012. In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at the lesser of $1.50 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note. The Warrant expires September 30, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.  This warrant is also discussed under Note 7, Equity Transactions, under “Warrants 2012”

The Agreements also contains certain representations and warranties of the Company and BOCO, including customary investment-related representations provided by BOCO, as well as acknowledgements by BOCO that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws.  The Company provided customary representations regarding, among other things, its organization, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.  The representations and warranties made to BOCO are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC.  The Company also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Agreement.

In addition to the Transaction Documents described above, on September 11, 2012, the Company entered into a Warrant to Purchase Stock Agreement with BOCO. The Company issued a Warrant to purchase 1,250,000 shares of common stock at $0.25 per share. The Warrant expires September 30, 2017. There are no registration requirements.

Unsecured Promissory Notes

On February 10, 2012 the Company entered into Promissory Note Documents with Mark Macklin, an existing shareholder in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note (“Macklin Note”) in the principal amount of $100,000. The Macklin Note was due October 10, 2012 and provided for interest at 5% payable in arrears. On October 12, 2012, Mark Macklin converted the entire principal amount of $100,000 plus accrued interest of $2,500 into 102,500 shares of restricted common stock. The restricted common stock does not have registration rights.  In addition, the Company issued warrants dated September 19, 2012 for 102,500 shares at $2.00 per share. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on October 31, 2012 with regard to this stock issuance.

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

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts of $75,000 and $10,000, respectively. The Notes are due in seven months and ten months, respectively, and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012.

NOTE 7. EQUITY TRANSACTIONS

Common Stock

Fiscal Year 2012

Unless otherwise indicated, all of the following private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

On November 6, 2011, the Company issued 7,000 shares of WMTN restricted common stock to Edward Hall upon the exercise of warrants. A notice filing under Regulation D was filed with the SEC on December 14, 2011 with regard to this stock issuance.

During the year ended October 31, 2012, the Company signed Subscription Agreements with accredited investors for $1,279,601, net of costs and issued 1,715,422 shares of restricted common stock. The restricted common stock does not have registration rights.   In addition, the Company issued warrants for 1,804,701 shares at $2.00 per share. The warrants expire three years from the issuance date and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC with regard to these stock issuances.

The Company issued 500,000 shares WMTN restricted common stock to Raven during November and December, 2011 at $.50 per share related to the JV Agreement. The shares do not have registration rights. The shares were valued at $.50 per share and $250,000 was expensed to exploration during the three months ended January 31, 2012.

On January 24, 2012, the Company issued 60,000 restricted shares of common stock at $.50 per share to Gary Courtney under a Consulting Agreement. The shares do not have registration rights. The shares were valued at $.50 per share and $30,000 was expensed to services during the three months ended January 31, 2012.

On March 28, 2012, the Company issued 200,000 shares of WMTN common stock to the Sterling Group upon the cashless exercise of warrants. A notice filing under Regulation D was filed with the SEC on March 28, 2012 with regard to these stock issuances.

During the year ended October 31, 2012, the Company issued 192,500 shares of common stock to convertible debt holders.  The stock was valued at $192,500 and recorded as additional interest expense.

During the three months ended October 31, 2012, the Company converted $110,000 in accounts payable into 110,000 shares of restricted common stock at $1.00 per share.  In addition, Monihan and Biagi PLLC, our corporate counsel, converted $20,000 of accounts payable into 20,000 shares of restricted common stock at $1.00 per share. The restricted common stock does not have registration rights.  In addition, the Company issued warrants for 130,000 shares at $1.85 per share. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrants were valued at $0.13 per share based on Black-Scholes and $16,900 was expensed during the year ended October 31, 2012. A notice filing under Regulation D was filed with the SEC during the three months ended October 31, 2012 with regard to these stock issuances.

On October 12, 2012, Mark Macklin converted debt of $100,000 and accrued interest of $2,500 into 102,500 shares of restricted common stock. The restricted common stock does not have registration rights.  In addition, the Company issued warrants dated September 19, 2012 for 102,500 shares at $2.00 per share. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrants were valued at $0.17 per share based on Black-Scholes and $17,425 was expensed during the year ended October 31, 2012. A notice filing under Regulation D was filed with the SEC on October 31, 2012 with regard to this stock issuance.

On October 24, 2012, the Company granted 25,000 shares of restricted common stock to a director valued at $25,000. A notice filing under Regulation D was filed with the SEC on October 31, 2012 with regard to this stock issuance.

Fiscal Year 2011

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

On February 18, 2011, WMTN entered into a Stock Purchase Agreement with TMC related to the acquisition of Terra Gold Corporation (“TGC”), a wholly owned subsidiary of TMC. Under the terms of the Stock Purchase Agreement, WMTN acquired 100% of TGC by assuming $500,000 in debt plus accrued interest of $7,685 owed to BOCO Investments LLC (“BOCO”). During the year ended October 31, 2011, this debt was converted into 1,000,000 shares of common stock and accrued interest was waived.

Warrants

Fiscal Year 2012

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

During the year ended October 31, 2012, the Company issued to BOCO a Warrant to purchase 1,250,000 shares of common stock at the exercise price of $0.25 and a warrant to purchase 1,852,115 shares of common stock at $1.50 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of the convertible note, and a Warrant to purchase 200,000 shares of common stock at $4.00 per share.  These Warrants expire September 2017, September 2017 and November 2021, respectively. There are no registration requirements. The warrants were valued based on Black-Scholes at $1,044,500, this amount was expensed as interest during the year ended October 31, 2012.

On September 19, 2012, the Company issued a warrant for the purchase of 5,080 shares of common stock of the Company at $2.00 per share to Hinman Au for advisory services.  The warrant expires September 18, 2015 and does not have registration rights. The warrant may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrants were valued based on Black-Scholes and $1,727 was expensed as consulting expense during the year ended October 31, 2012.

The Company issued Warrants to purchase 130,000 shares of common stock at a price of $2.00 per share with shares issued in payment of accounts payable. The warrants were valued based on Black-Scholes and $16,900 was expensed during the year ended October 31, 2012.

The Company issued Warrants to 102,500 shares of common stock at a price of $2.00 per share with shares issued in payment of a convertible note. The warrants were valued based on Black-Scholes and $17,425 was expensed during the year ended October 31, 2012.

Fiscal Year 2011

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

A summary of the warrants issued as of October 31, 2012 were as follows:

	October 31, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	6,321,041	$0.901
Issued	5,245,450	1.386
Exercised	(207,000)	(0.483)
Forfeited	(100,000)	(0.500)
Expired	-	-
Outstanding at end of period	11,259,491	$1.152
Exerciseable at end of period	11,259,491

A summary of the status of the warrants outstanding as of October 31, 2012 is presented below:

	October 31, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
62,000	1.42	$0.001	62,000
1,250,000	5.00	0.250	1,250,000
250,000	1.42	0.500	250,000
3,611,095	1.42	0.750	3,611,095
1,945,000	1.42	1.000	1,945,000
1,852,115	5.00	1.500	1,852,115
2,089,281	2.55	2.000	2,089,281
200,000	9.05	4.250	200,000
11,259,491		$1.152	11,259,491	$1.152

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended October 31, 2012 were as follows:

Assumptions
Dividend yield	0%
Expected life	3-10 years
Expected volatility	100-143%
Risk free interest rate	2-3.25%

At October 31, 2012, vested warrants totaling 11,259,491 shares had an aggregate intrinsic value of $9,007,593.

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

Employment Agreements

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin (“Schifrin Agreement”), which was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Schifrin Agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin received a $10,000 bonus for entering into the Schifrin Agreement and is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days’ notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On October 1, 2010, TMC signed an Employment Agreement with James Baughman (“Baughman Agreement”), which was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Baughman Agreement, Mr. Baughman was appointed Chief Operating Officer for an indefinite period at a salary of $120,000 per year. Mr. Baughman is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Baughman received a $10,000 bonus for entering into the Baughman Agreement and is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Baughman may resign with 60 days’ notice. If Mr. Baughman is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

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

Under the terms of the Scott Employment Agreement, Mr. Scott was appointed Chief Financial Officer for an indefinite period at a salary of $96,000 per year. Mr. Scott is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Scott is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits, life and disability insurance. Mr. Scott may resign with 60 days’ notice. If Mr. Scott is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, one times his annual salary, one times his targeted annual bonus, one times his last year’s bonus and any accrued vacation.

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended October 31,	Total
2013	$384,000
2014	250,000
2015	100,000
2016	125,000
2017	125,000
Beyond	125,000
Total	$1,109,000

NOTE 9. INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from both United States and Canadian sources.

Pretax losses arising from domestic operations (United States) were approximately $5,795,000 for the year ended October 31, 2012.  Pretax losses arising from foreign operations (Canada) were approximately $0, for the year ended October 31, 2012.

Pretax losses arising from domestic operations (United States) were approximately $4,386,000 for the year ended October 31, 2011.  Pretax losses arising from foreign operations (Canada) were approximately $144,000, for the year ended October 31, 2012.

The Company has non- US net operating loss carryforwards of approximately $356,000, which expire in 2020-2031 and US of approximately $10,325,000 which expire in 2020-2031. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $3,510,000 and $1,522,000 was established as of October 31, 2012 and 2011 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended October 31, 2012, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and warrants issued for services.

The principal components of the Company’s deferred tax assets at October 31, 2012 and 2011 are as follows:

	2012	2011
U.S. operations loss carry forward at statutory rate of 34%	$3,510,454	$1,491,235
Non-U.S. operations loss carry forward at statutory rate of 20.5%	-	30,300
Total	3,510,454	1,521,535
Less Valuation Allowance	(3,510,454)	(1,521,535)
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$(3,510,454)	$(1,521,535)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the year ended October 31, 2012 and 2011 is as follows:

	2012	2011
Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	34.0%	34.0%
Effective Tax Rate	0.0%	0.0%

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to October 31, 2012, the following material transactions occurred:

The Company determined it was necessary to revise the terms of the 2012 Offering going forward in order to attract additional capital.  The Company offered up to thirteen million three hundred and thirty three thousand and three hundred and thirty three (13,333,333) Units of the Company at a price of Seventy-Five Cents (USD $0.75) per Unit.  Each Unit will consist of one (1) share of the Company’s common stock together with a warrant to purchase one (1) additional share of the Company’s common stock at an exercise price of One Dollar and Fifty Cents (USD $1.50) per share (the “Revised 2012 Offering”). The warrants expire in three years from issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on January 15, 2013 with regard to these stock issuances.

As of the January 4, 2013, a total of 1,519,669 Units have been sold under the terms of the Revised 2012 Offering.

The Units being offered under the Revised 2012 Offering have terms that are more favorable to investors than the terms of the 2011 Offering and the 2012 Offering.  Accordingly, in order to give investors in the 2011 Offering and the 2012 Offering the same benefits being offered to investors in the Revised 2012 Offering, the Company has elected to grant to each investor in the 2011 Offering and the 2012 Offering, without payment of any additional consideration, the following:

For each Unit purchased in the 2011 Offering (as adjusted) or the 2012 Offering, an investor will receive an additional 0.33 restricted share of the Company’s common stock (rounded up to the nearest whole share);

For each Unit purchased in the 2011 Offering (as adjusted) or the 2012 Offering, an investor also will receive a warrant to purchase an additional 0.33 share of common stock (rounded up to the nearest whole share); and

The exercise price for all such original and additional warrant shares will be set at $1.50 per share.

As a result of the foregoing, investors in the Company’s 2011 Offering and 2012 Offering collectively will receive a total of 628,232 additional restricted shares of the Company’s common stock and warrants to purchase a total of 628,232 additional shares of common stock at an exercise price of $1.50 per share.

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation's system of internal control over financial reporting as of October 31, 2011, in relation to criteria for effective internal control over financial reporting as described in "Internal Control--Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of October 31, 2012, its system of internal control over financial reporting is not effective based on the criteria of the "Internal Control--Integrated Framework".

/s/ Gregory Schifrin	/s/ Mark Scott
Gregory Schifrin	Mark Scott
Chief Executive Officer	Chief Financial Officer

Seattle, WA January 22, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, WestMountain Index Advisor, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMOUNTAIN INDEX ADVISOR, INC.

Date: January 22, 2013	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary ( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Gregory Schifrin	Chief Executive Officer and Director	January 22, 2013
Gregory Schifrin	(Principal Executive Officer)

/s/ Mark Scott	Chief Financial Officer and Secretary	January 22, 2013
Mark Scott	(Principal Financial/Accounting Officer)

/s/ James Baughman	Management Director	January 22, 2013
James Baughman

/s/ Kevin Cassidy	Independent Director	January 22, 2013
Kevin Cassidy

/s/ Michael Lavigne	Independent Director	January 22, 2013
Michael Lavigne

/s/ Dale L. Rasmussen	Independent Director	January 22, 2013
Dale L. Rasmussen