Form 10-Q
period 2013-01-31
WESTMOUNTAIN INDEX ADVISOR INC
filed 2013-03-05
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended January 31, 2013

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

As of March 5, 2013, the Company had 23,862,343 shares of $0.001 par value common stock issued.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTMOUNTAIN INDEX ADVISOR, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	January 31, 2013	October 31, 2012
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$352,959	$88,870
Prepaid expenses	9,243	7,017
Total current assets	362,202	95,887

EQUIPMENT, NET	490,010	417,802

OTHER ASSETS
Contractual rights	700,000	700,000
Mining claims	13,045	13,453
Security deposits	2,050	2,050

TOTAL ASSETS	$1,567,307	$1,229,192

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$848,281	$781,631
Accounts payable - related parties	476,841	511,270
Accrued expenses	151,050	128,559
Accrued expenses - related parties	29,200	52,611
Promissory notes	2,108,248	2,138,965
Total current liabilities	3,613,620	3,613,036

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferreds tock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and outstanding at January 31, 2013 and October 31, 2012, respectively	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 23,862,343 and 21,382,776 shares issued and outs tanding at January 31, 2013 and October 31, 2012, respectively	23,863	21,383
Additional paid in capital	9,001,396	7,675,241
Accumulated deficit	(11,071,572)	(10,080,468)
Total stockholders ' deficit	(2,046,313)	(2,383,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,567,307	$1,229,192

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		From March 25, 2010 (Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013

REVENUE	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	366,857	634,402	4,558,798
EXPLORATION EXPENSE	551,782	524,223	4,180,017
OPERATING LOSS	(918,639)	(1,158,625)	(8,738,815)

OTHER INCOME (EXPENSE):
Interest (expense) income, net	(72,465)	(421,514)	(1,428,512)
Consulting income - Terra Mining Corporation	-	-	50,400
Financing fee	-	-	(54,645)
Merger expense	-	-	(900,000)
Total other expense	(72,465)	(421,514)	(2,332,757)

LOSS BEFORE INCOME TAXES	(991,104)	(1,580,139)	(11,071,572)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(991,104)	$(1,580,139)	$(11,071,572)

Basic and diluted loss per common share attributable to WestMountain Index Advisor, Inc. and subsidiaries common shareholders-

Basic and diluted loss per share	$(0.04)	$(0.08)

Weighted average shares of common stock outstanding- basic and diluted	22,319,753	18,809,334

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		From March 25, 2010 (Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(991,104)	$(1,580,139)	$(11,071,572)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	28,200	21,464	130,210
Warrant amortization expense	13,333	414,000	1,279,137
Issuance of common stock and warrants for services and expenses	140,250	468,600	2,540,957
Issuance of common stock per-merger	-	-	48,202
Changes in operating assets and liabilities:
Prepaid expenses	(2,226)	139,497	(63,019)
Other assets	-	-	(2,050)
Accounts payable - trade and accrued expenses	66,601	(49,468)	1,497,478
CASH (USED IN) OPERATING ACTIVITIES	(744,946)	(586,046)	(5,640,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(100,000)	-	(617,530)
Cash acquired in merger	-	-	101,252
Contractual rights	-	-	(300,000)
Cash paid for mining claims	-	-	(15,903)
NET CASH (USED IN) INVESTING ACTIVITIES:	(100,000)	-	(832,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	-	300,000	2,813,150
Repayment of debenture notes	(30,717)	-	(660,717)
Proceeds from demand promissory notes	-	-	550,000
Proceeds form the issuance of common stock per-merger	-	-	34,000
Proceeds from the issuance of common stock	1,139,752	279,601	4,089,364
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,109,035	579,601	6,825,797

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	264,089	(6,445)	352,959

CASH AND CASH EQUIVALENTS, beginning of period	88,870	9,791	-

CASH AND CASH EQUIVALENTS, end of period	$352,959	$3,346	$352,959

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$29,588
Taxes paid	$-	$-	$-

WestMountain items acquired in merger:
Other current assets	$-	$-	$44,670
Fixed assets	$-	$-	$649
Accounts payable and other accrued liabilities	$-	$-	$(86,815)

Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$35,300	$-	$35,300
Stock issuance for contractual rights	$-	$-	$400,000
Common stock issued for convertible notes	$-	$-	$602,500

See notes to consolidated financial statements.

WESTMOUNTAIN INDEX ADVISOR, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

WestMountain Index Advisor, Inc., “WMTN” or the “Company”) is an exploration and development company that explores, acquires, and develops advanced stage mineral properties. The Company currently has rights to a joint venture interest in a high-grade gold system in the resource definition phase with 419,604 ounces of indicated and inferred gold based on the NI 43-101 Technical Report completed by Gustavson Associates on February 19, 2013. This high-grade gold system in total offers potential of greater than 1,000,000 ounces. WMTN’s wholly owned subsidiary, Terra Gold Corporation (“TGC”) is a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) on the high-grade gold system called the TMC project. The TMC project consists of 344 Alaska state mining claims covering 223 square kilometers. All government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.  On February 19, 2013, WMTN signed a Letter of Intent to acquire Raven’s remaining interest in the joint venture for $6.0 million in cash and 750,000 shares of common stock, a transaction that would give WMTN 100% ownership of the TMC project at closing.

The TMC project is located in the mining friendly Tintina gold belt.

The Company has budgeted expenditures for the next twelve months of approximately $10,300,000, depending on additional financing, for general and administrative expenses and exploration and development, including $5,000,000 to acquire the TMC project, to implement the business plan as described below.  For further details see “Liquidity and Capital Resources” below. This will allow the Company to achieve 51% earn in under the JV Agreement, in the event we are unable to complete the acquisition of Raven’s interest in the TMC project.

The Company will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. As discussed under “Liquidity and Capital Resources” below, the Company must expend an additional $4.7 million over the next two years to achieve 80% earn in on the TMC project, in the event we are unable to complete the acquisition of Raven’s interest in the TMC. Even if economic reserves are found, if the Company is unable to raise this capital, we will not be able to complete our earn in on this project.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WMTN and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods January 31, 2013 and 2012 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on January 18, 2013.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

Foreign Currency Translation
The consolidated financial statements are presented in US dollars.

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of January 31, 2013, the Company had no uninsured cash amounts.

Prepaid expenses
Prepaid expenses were $9,243 and $7,017 as of January 31, 2013 and October 31, 2012, respectively.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of January 31, 2013, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
The Company operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. The Company may exceed the minimum requirements in 2013 and may to be required to file a reclamation bond.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of January 31, 2013, the Company had warrants for the purchase of 13,479,058 common shares and 2,108,248 common shares related promissory notes to which were considered but were not included in the computation of loss per share at January 31, 2013 because they would have been anti-dilutive. In addition, the Company has 250,000 shares of common stock to be issued in 2014 to International Tower Hill Ltd. which could potentially dilute future earnings per share.

As of January 31, 2012, the Company had warrants for the purchase of 6,707,715 common shares which were considered but were not included in the computation of loss per share at January 31, 2012 because they would have been anti-dilutive. In addition, the Company had 250,000 shares of common stock to be issued in both 2012 and 2014 to International Tower Hill Ltd. which could potentially dilute future earnings per share.

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

NOTE 3. AGREEMENTS

Exploration, Development and Mine Operating Agreements

Joint Venture Agreement

On September 15, 2010, TMC and its wholly owned subsidiary, TGC and Raven signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). TMC agreed to have 250,000 shares of WMTN common stock issued to Raven no later than one year after the closing of the acquisition of TMC by WMTN and an additional 250,000 shares of WMTN common stock issued on or before each of December 31, 2011 and December 31, 2012. The $50,000 due with the signing of the Letter of Intent in February 2010 was paid September 17, 2010. TMC has spent $4,800,000 of project expenses through March 5, 2013 as defined by the JV Agreement.

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

Pay the following options payments:

●	Payment of $10,000 with the signing of the Letter of Intent in February 2010 (paid September 2010).
●	Payment of $40,000 with the signing of the JV Agreement (paid September 2010).
●	Payment of $100,000 on or before December 31, 2011 (paid in December 2011).
●	Payment of $150,000 on or before December 31, 2012 (paid in January 2013).

Provide the following project funding-

●	Payment of $1 million in project expenses on or before December 31, 2011, including $100,000 to Raven for camp equipment (paid).
●	Payment of $2.5 million in additional project expenses on or before December 31, 2012, including $100,000 to Raven for camp equipment (paid in January 2013).
●	Payment of $2.5 million in additional project expenses on or before December 31, 2013.

Issue the following common stock, which is subject to a two year trading restriction, upon the completion of the acquisition of TMC by WMTN:

●	Issue 250,000 shares of WMTN common stock no later than one year after the closing of the acquisition of TMC (issued).
●	Issue 250,000 shares of WMTN common stock on or before December 31, 2011 (issued), and December 31, 2012 (issued).

TMC and TGC then can increase their interest to 80% in the project with the following payments and stock issuances:

●	Payment of $150,000 on or before December 31, 2013.
●	Payment of $3.05 million in additional project expenses on or before December 31, 2014.
●	Issue 250,000 shares of WMTN common stock on or before December 31, 2014.

On February 19, 2013, the Company signed a Letter of Intent (“LOI”) to Raven’s remaining interest in the TMC Project in Alaska and terminate the JV Agreement.  Upon closing, this transaction will give the Company 100% ownership in the project.

Under terms of the proposed transaction, which is subject to customary closing conditions, WMTN will acquire Raven’s interest for $6.0 million in cash and 750,000 shares of restricted common stock.  The closing will occur in stages, with WMTN making the following milestone payments:

●	April 15, 2013: $3.0 million in cash and 750,000 shares of common stock bearing a two-year hold period.
●	July 15, 2013: $2.0 million in cash.
●	April 15, 2014: $1.0 million in cash.
●
Going forward, Raven will be paid sliding scale NSR royalty of 0.5% to 3% on precious metals (3% above $1,500 gold price) and a flat 2% NSR royalty on all base metals.  Also as part of the transaction, WMTN will complete its vesting requirements with International Tower Hill Mines Ltd. with a payment of $150,000 in cash and 250,000 shares of West Mountain common stock.

If the acquisition of Raven’s interest in the joint venture is not completed, the failure to operate in accordance with the JV Agreement could result in the Company’s interest in the JV being revoked or the JV Agreement being terminated.

All costs related to the JV Agreement have been recorded as exploration expenses.  The Company has not earned its 51% interest in the joint venture and does not control the joint venture therefore, the joint venture is not consolidated in the Company’s financial statements. At such time as the Company earns it’s 51% or gains control of the joint venture (or completes the acquisition of Raven’s interest in the joint venture), it will consolidate the operations of the joint venture.

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

TMC has paid in total $300,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $.50 per share. Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of January 31, 2013, the Company has capitalized $550,000 related to this Claims Agreement.

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

NOTE 4. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives
		January 31, 2013	October 31, 2012

Mining and other equipment	3-5 years	$618,179	$518,179
Less: accumulated depreciation		(128,169)	(100,377)
		$490,010	$417,802

Depreciation expense for the three months ended January 31, 2013 and 2012 was $27,792 and $21,056, respectively.

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

Other Reverse Merger Agreements

On February 18, 2011, WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $0.001 per share.   WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis. As of January 22, 2012, WASM has exercised a portion of the warrant and 873,000 shares of WMTN common stock were issued.

Stock Purchase Agreement with TMC

On February 18, 2011, WMTN entered into a Stock Purchase Agreement with TMC related to the acquisition of TGC), a wholly owned subsidiary of TMC. Under the terms of the Stock Purchase Agreement, WMTN acquired 100% of TGC by assuming $500,000 in debt plus accrued interest of $7,685 owed to BOCO Investments LLC (“BOCO”), an existing shareholder in the Company.

Other Related Party Transactions

The Company has five full-time and part-time employees. The Company shares offices with Minex Exploration LLP, an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex Mining contractors for exploration and development of the Alaska property. The Company has recorded accounts payable- related party of $458,958 and $493,164 as of January 31, 2013 and October 31, 2012, respectively.

Secured Promissory Notes with BOCO

From time to time, the Company entered into promissory notes and other agreements with BOCO Investment, LLC (“BOCO”) related to loans from BOCO to the Company.  The current status of BOCO loans to the Company and their terms are described in Note 6, Promissory Notes, below.

Any material related party transactions are reported in applicable sections of this Form 10-Q.

NOTE 6. PROMISSORY NOTES

Secured Promissory Notes

On September 17, 2012, the Company entered into an Amended and Restated Revolving Credit Loan and Security and Secured Convertible Promissory Note Agreements with BOCO Investments, LLC (“BOCO”), an existing lender to and shareholder in the Company. On October 1, 2012, the Company entered into a Warrant to Purchase Stock Agreement with BOCO related to this financing (such Agreements and Warrant, the “Transaction Documents”). This transaction consolidated previously issued promissory note agreements and warrants purchase agreements into one amended agreement.

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (“Note”) in the principal amount of $1,852,115. The Note is due July 31, 2013 and provides for interest at 15% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO. The Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.   In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at the lesser of $1.50 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note. The Warrant expires September 30, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.

The Agreements also contain certain representations and warranties of the Company and BOCO, including customary investment-related representations provided by BOCO, as well as acknowledgements by BOCO that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws.  The Company provided customary representations regarding, among other things, its organization, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.  The representations and warranties made to BOCO are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC.  The Company also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Agreement.

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

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts of $75,000 and $10,000, respectively. The Notes are due in seven months and ten months, respectively, and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012. On November 5, 2012, the Company repaid $30,717 to SVM.

NOTE 7. EQUITY TRANSACTIONS

During the three months ended January 31, 2013, the Company had the following unregistered sales of equity securities.

Unless otherwise indicated, all of the following private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

During the three months ended January 31, 2013, the Company signed Subscription Agreements with accredited investors for $1,139,752, net of costs and issued 2,147,901 shares of restricted common stock. The restricted common stock does not have registration rights.   In addition, the Company issued warrants for 2,192,901 shares at $1.50 per share. The warrants expire three years from the issuance date and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on January 15, 2013 with regard to these stock issuances.

On December 21, 2012, the Company issued 250,000 shares WMTN restricted common stock to International Tower Hill Mines Limited related to the JV Agreement. The shares do not have registration rights. The shares were valued at the date of grant and $127,500 was expensed to exploration during the three months ended January 31, 2013. A notice filing under Regulation D was filed with the SEC on February 26, 2013 with regard to this stock issuance.

During the three months ended January 31, 2013, the Company issued 25,000 restricted shares of common stock to Arlan and Byron Ruen under a Consulting Agreement. The shares do not have registration rights. The shares were valued on the date of issuance and $12,750 was expensed to services. A notice filing under Regulation D was filed with the SEC on January 14, 2013 with regard to this stock issuance.

During the three months ended January 31, 2013, the Company converted $15,300 in accounts payable into 30,000 shares of restricted common stock. The stock was valued on the date of issuance. In addition, Monihan and Biagi PLLC, our corporate counsel, converted $20,000 of accounts payable into 26,666 shares of restricted common stock at $0.75 per share. The stock was valued on the date of issuance.The restricted common stock does not have registration rights.   The Company issued warrants to Monihan and Biagi, PLLC  for 26,666 shares at an exercise price of $1.50 per share for services performed. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrants were valued at $0.50 per share based on Black-Scholes and $13,333 was expensed during the three months ended January 31, 2013. A notice filing under Regulation D was filed with the SEC during the three months ended January 31, 2013 with regard to these stock issuances.

A summary of the warrants issued as of January 31, 2013 were as follows:

	January 31, 2013
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	11,259,491	$1.152
Issued	2,219,567	1.069
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	13,479,058	$1.117
Exerciseable at end of period	13,479,058

A summary of the status of the warrants outstanding as of January 31, 2013 is presented below:

	January 31, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price

62,000	1.17	$0.001	62,000
1,250,000	4.75	0.250	1,250,000
250,000	1.17	0.500	250,000
3,611,095	1.17	0.750	3,611,095
1,971,666	1.19	1.000	1,971,666
1,852,115	4.75	1.500	1,852,115
4,282,182	2.56	1.500	4,282,182
200,000	8.80	4.250	200,000
13,479,058		$1.117	13,479,058	$1.117

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended January 31, 2013 were as follows:

Dividend yield	0%
Expected life	3-10 years
Expected volatility	100-143%
Risk free interest rate	2-3.25%

At January 31, 2013, vested warrants of 13,479,058 had an aggregate intrinsic value of $0.

NOTE 8. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin (“Schifrin Agreement”), which was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Schifrin Agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin is also eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days’ notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On October 1, 2010, TMC signed an Employment Agreement with James Baughman (“Baughman Agreement”), which was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Baughman Agreement, Mr. Baughman was appointed Chief Operating Officer for an indefinite period at a salary of $120,000 per year. Mr. Baughman is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Baughman is also eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Baughman may resign with 60 days’ notice. If Mr. Baughman is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

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

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended January 31,	Total
2014	$129,800	$-	$129,800
2015	250,000	0	250,000
2016	100,000	0	100,000
2017	125,000	0	125,000
2018	125,000	0	125,000
Beyond	125,000	0	125,000
Total	$854,800	$-	$854,800

NOTE 9.  SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to January 31, 2013, the following material transactions occurred:

The Company released its NI 43-101 Technical Report, completed by Gustavson Associates on February 19, 2013. The WMTN report showed solid increases in tonnes, inferred ounces and gold grade as compared with the Company’s 2010 report.

The WMTN report highlights the high-grade nature of the Terra deposit with a 5.00 g/t cutoff estimate returning an indicated resource of 49,809 ounces of gold at 13.25 g/t and an inferred resource of 369,795 ounces of gold at 15.63 g/t for a total resource of 419,604 ounces of gold. As compared with the Company’s previous 43-101 report, tonnes increased 100% to 852,943, the inferred and indicated resource increased by 150% to 419,604 ounces gold, and the inferred and indicated grade grew by 25% to 15.3 g/t.

These favorable results followed initial production scale bulk sampling at the Terra Project in late 2012 that resulted in production of 75 ounces of gold and 28 ounces of silver.

The full NI 43-101 Technical Report is available on the Company’s website at www.westmountaingold.com.

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

GENERAL DEVELOPMENT OF BUSINESS

THE COMPANY AND OUR BUSINESS

WestMountain Index Advisor, Inc., “WMTN” or the “Company”) is an exploration and development company that explores, acquires, and develops advanced stage mineral properties. The Company currently has rights to a joint venture interest in a high-grade gold system in the resource definition phase with 419,604 ounces of indicated and inferred gold based on the NI 43-101 Technical Report completed by Gustavson Associates on February 19, 2013. This high-grade gold system in total offers potential of greater than 1,000,000 ounces. WMTN’s wholly owned subsidiary, Terra Gold Corporation (“TGC”) is a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) on the high-grade gold system called the TMC project. The TMC project consists of 344 Alaska state mining claims covering 223 square kilometers. All government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.  On February 19, 2013, WMTN signed a Letter of Intent to acquire Raven’s remaining interest in the joint venture for $6.0 million in cash and 750,000 shares of common stock, a transaction that would give WMTN 100% ownership of the TMC project at closing.

The TMC project is located in the mining friendly Tintina gold belt. Many of the top five gold producers in the World are investing billions in this region, which has estimated reserves of 180 million ounces.

We have budgeted expenditures for the next twelve months of approximately $10,300,000, depending on additional financing, for general and administrative expenses and exploration and development, including $5,000,000 to acquire the TMC project, to implement the business plan as described below.  For further details see “Liquidity and Capital Resources” below. This will allow us to achieve 51% earn in under the JV Agreement, in the event we are unable to complete the acquisition of Raven’s interest in the TMC project.

We will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. The Company must expend an additional $4.7 million over the next two years to achieve 80% earn in on the TMC project, unless we acquire the TMC project. Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

THREE MONTHS ENDED JANUARY 31, 2013 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2012

(dollars in thousands)

	Three Months Ended January 31,
	2013	2012	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	367	634	(267)	42.1%
Exploration expenses	551	525	26	-5.0%
Operating loss	(918)	(1,159)	241	20.8%
Other income (expense):
Interest expense	(73)	(421)	348	82.7%
Total other expense	(73)	(421)	348	82.7%
Net loss	$(991)	$(1,580)	$589	37.3%

EXPENSES

Selling, general and administrative expenses for the three months ended January 31, 2013 decreased $267,000 to $367,000 as compared to $634,000 for the three months ended January 31, 2012. Exploration expenses for the three months ended January 31, 2013 increased $26,000 to $551,000 as compared to $525,000 for the three months ended January 31, 2012. The reduction in selling, general and administrative expenses was due to lower expenditures for consulting and contractors during the three months ended January 31, 2013.

Such expenses for the three months ended January 31, 2013 and 2012 consisted primarily of employee and independent contractor expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the three months ended January 31, 2013 was $991,000 as compared to a net loss of $1,580,000 for the three months ended January 31, 2012. The net loss for the three months ended January 31, 2013 included $182,000 of non-cash expenses. The reduction was due to lower expenditures during the three months ended January 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $353,000, a working capital deficit of approximately $3,251,000 as of January 31, 2013. In addition, we have $855,000 due under operating leases in 2013 and future years.  Further, we have $10,700,000 in mining expenditures planned in 2013 and future years, including $6,000,000 to Raven for the acquisition of the TMC project.

We have budgeted expenditures for the next twelve months of approximately $10,300,000, depending on additional financing, for general and administrative expenses and exploration and development, including $5,000,000 to acquire the TMC project, to implement the business plan as described below. This will allow us to achieve 51% earn in under the JV Agreement, in the event we are unable to complete the acquisition of Raven’s interest in the TMC project.

We will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. The Company must expend an additional $4.7 million over the next two years to achieve 80% earn in on the TMC project, in the event we are unable to complete the acquisition of Raven’s interest in the TMC project. Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

We have budgeted the following expenditures for the next twelve months of approximately $10,300,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.

Expenditures	$

Exploration costs	$4,575,000
Property payments	125,000
Acquisition of TMC project	5,000,000
Total mining	9,700,000
General and administrative	600,000
Total	$10,300,000

OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended January 31, 2013 was $745,000. This amount was primarily related to a net loss of $991,000, offset by depreciation and amortization and other non-cash expenses of $182,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended January 31, 2013 was $100,000. This amount was primarily related to capital expenditures of $100,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the three months ended January 31, 2013 was $1,109,000. This amount was primarily related to the proceeds from the issuance of common stock of $1,140,000, offset by the repayment of debentures of $31,000

Our unaudited contractual cash obligations as of March 5, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$854,800	$129,800	$350,000	$250,000	$125,000
Capital lease obligations	0	0	0	0	0
Note payable	2,108,248	2,108,248	0	0	0
Mining expenditures	4,700,000	4,700,000	0	0	0
Acquisition of TMC project	6,000,000	5,000,000	1,000,000	0	0
	$13,663,048	$11,938,048	$1,350,000	$250,000	$125,000

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

Cash and Cash Equivalents
We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010, through December 31, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit.  As of January 31, 2013, we had no uninsured cash amounts.

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

Long-Lived Assets
We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of January 31, 2013, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
TMC operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. The Company may exceed the minimum requirements in 2013 and may to be required to file a reclamation bond.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of January 31, 2013:

The Company did not have an audit committee during the year ended October 31, 2012.

We formed an audit committee on October 26, 2012 which consists of two independent directors.  An audit committee is expected to improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to expand the audit committee during 2013.

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of January 31, 2013 has not been audited by our, an independent registered public accounting firm.

(c)  Changes In Internal Control Over Financial Reporting

During the quarter ended January 31, 2013, there were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

As of February 28, 2013, the price of gold was $1,578 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Our Joint Venture Agreement and Amended Claim Agreement are critical to our operations and are subject to cancellation.

On September 15, 2010, we signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”) with Raven.

On February 19, 2013, we signed a Letter of Intent (“LOI”) to acquire Ravens remaining interest in the TMC Project in Alaska and terminate the JV Agreement.  Upon closing, this transaction will give us 100% ownership in the project.

Under terms of the proposed transaction, which is subject to customary closing conditions, WMTN will acquire Raven’s interest for $6.0 million in cash and 750,000 shares of restricted common stock.  The closing will occur in stages with WMTN making the following milestone payments:

●	April 15, 2013: $3.0 million in cash and 750,000 shares of common stock bearing a two-year hold period.
●	July 15, 2013: $2.0 million in cash.
●	April 15, 2014: $1.0 million in cash.
●
Going forward, Raven will be paid sliding scale NSR royalty of 0.5% to 3% on precious metals (3% above $1,500 gold price) and a flat 2% NSR royalty on all base metals.  Also as part of the transaction, WMTN will complete its vesting requirements with International Tower Hill Mines Ltd. with a payment of $150,000 in cash and 250,000 shares of West Mountain common stock.

If the foregoing transaction does not close, the failure to operate in accordance with the JV Agreement could result in our interest in the JV Agreement being terminated. See Note 3 to the Consolidated Financial Statements for a discussion of this critical agreement.

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

There is substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the period from inception (March 25, 2010) to January 31, 2013 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

For the years ended October 31, 2012 and 2011 and for the period from inception (March 25, 2010) to January 31, 2013, we had no revenues.

Net loss for the year ended October 31, 2012 was $5,550,000. Net loss for the year ended October 31, 2011 was $4,035,000. The net loss included $1,993,000 of non-cash expenses for the year ended October 31, 2012.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 5, 2013, we had approximately $353,000 in cash.

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

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after we raise additional funding. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 5, 2013, there were 37.4 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Therefore the amount of shares that have been registered by the Company for resale by certain investors (up to 6,707,715 shares of common stock) constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

As of March 5, 2013, Greg Schifrin, our CEO, and Mr. James Baughman together, either directly or indirectly, own or control 6.6 million shares as of the filing date or approximately 17.7% of the Company’s issued and outstanding common stock on a fully diluted basis as of the date of this Form 10-K.

BOCO Investments LLC (“BOCO”) owns or controls 7.3 million shares as of the filing date or approximately 19.5% of our common stock on a fully diluted basis, excluding the potential conversion of $1,852,115 of debt that is due and payable by the Company (“BOCO Secured Promissory Note”), that as of March 5, 2013, is convertible along with accrued interest into Company common stock at a rate of $0.75 per share and 3,302,115 for exercise of warrants. See Note 5 and 6 to the Company’s Financial Statements for a more detailed description of this Secured Promissory Note and the warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2013, we had the following unregistered sales of equity securities.

Unless otherwise indicated, all of the following private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

During the three months ended January 31, 2013, we signed Subscription Agreements with accredited investors for $1,139,752, net of costs and issued 2,147,901 shares of restricted common stock. The restricted common stock does not have registration rights.   In addition, we issued warrants for 2,192,901 shares at $1.50 per share. The warrants expire three years from the issuance date and do not have registration rights. The warrants may be called by us if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for our common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on January 15, 2013 with regard to these stock issuances.

On December 21, 2012, the Company issued 250,000 shares WMTN restricted common stock to International Tower Hill Mines Limited related to the JV Agreement. The shares do not have registration rights. The shares were valued at the date of grant (February 18, 2010) and $127,500 was expensed to exploration during the three months ended January 31, 2013. A notice filing under Regulation D was filed with the SEC on February 26, 2013 with regard to this stock issuance.

During the three months ended January 31, 2013, the Company issued 25,000 restricted shares of common stock to Arlan and Byron Ruen under a Consulting Agreement. The shares do not have registration rights. The shares were valued on the date of issuance and $12,750 was expensed to services. A notice filing under Regulation D was filed with the SEC on January 14, 2013 with regard to this stock issuance.

During the three months ended January 31, 2013, the Company converted $15,300 in accounts payable into 30,000 shares of restricted common stock. The stock was valued on the date of issuance. In addition, Monihan and Biagi PLLC, our corporate counsel, converted $20,000 of accounts payable into 26,666 shares of restricted common stock at $0.75 per share. The stock was valued on the date of issuance.The restricted common stock does not have registration rights.   The Company issued warrants to Monihan and Biagi, PLLC for 26,666 shares at an exercise price of $1.50 per share for services performed. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrants were valued at $0.50 per share based on Black-Scholes and $13,333 was expensed during the three months ended January 31, 2013. A notice filing under Regulation D was filed with the SEC during the three months ended January 31, 2013 with regard to these stock issuances.

ITEM 4. MINE SAFETY DISCLOSURE

This item is not applicable.

ITEM 5. OTHER INFORMATION

This item is not applicable.

ITEM 6. EXHIBITS

Section 906 Certifications (2)

Exhibit No.	Description

14.1	Code of Conduct & Ethics dated November 30, 2012. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (2)

32.1	Section 906 Certifications (2)

32.2	Section 906 Certifications (2)

99.1	Audit Committee Charter dated November 30, 2012. (1)

99.2	Compensation Committee Charter dated November 30, 2012. (1)

99.3	Nominations and Governance Committee Charter dated November 30, 2012. (1)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (3)
_________________
(1) Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012.

(2) Filed herewith.

(3) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2013	WESTMOUNTAIN INDEX ADVISOR, INC. (Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott
Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)