Form 10-Q
period 2013-04-30
WESTMOUNTAIN GOLD, INC.
filed 2013-06-14
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended April 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53028

WESTMOUNTAIN GOLD, INC.
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

As of June 14, 2013, the Company had 24,489,344 shares of $0.001 par value common stock issued.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTMOUNTAIN GOLD, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	April 30, 2013	October 31, 2012
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$59,139	$88,870
Prepaid expenses	41,335	7,017
Total current assets	100,474	95,887

EQUIPMENT, NET	604,791	417,802

OTHER ASSETS
Contractual rights	800,000	700,000
Mining claims	12,636	13,453
Security deposits	2,050	2,050

TOTAL ASSETS	$1,519,951	$1,229,192

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$825,365	$781,631
Accounts payable - related parties	476,883	511,270
Accrued expenses	245,854	128,559
Accrued expenses - related parties	38,200	52,611
Forward contract	884,580	-
Promissory notes	2,108,248	2,138,965
Total current liabilities	4,579,130	3,613,036

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and
outstanding at January 31, 2013 and October 31, 2012, respectively	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 23,862,343 and
21,382,776 shares issued and outstanding at April 30, 2013 and October 31, 2012, respectively	23,863	21,383
Additional paid in capital	9,001,396	7,675,241
Accumulated deficit	(12,084,438)	(10,080,468)
Total stockholders' deficit	(3,059,179)	(2,383,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,519,951	$1,229,192

 See notes to consolidated financial statements.

WESTMOUNTAIN GOLD, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,		From March 25, 2010 (Inception)
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012	to April 30, 2013

REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	333,900	523,638	700,757	1,158,040	4,892,698
EXPLORATION EXPENSE	324,390	44,557	876,172	568,780	4,504,407
OPERATING LOSS	(658,290)	(568,195)	(1,576,929)	(1,726,820)	(9,397,105)

OTHER INCOME (EXPENSE):
Interest (expense) income, net	(354,576)	(203,933)	(427,041)	(625,447)	(1,783,088)
Consulting income - Terra Mining Corporation	-	-	-	-	50,400
Financing fee	-	-	-	-	(54,645)
Merger expense	-	-	-	-	(900,000)
Total other expense	(354,576)	(203,933)	(427,041)	(625,447)	(2,687,333)

LOSS BEFORE INCOME TAXES	(1,012,866)	(772,128)	(2,003,970)	(2,352,267)	(12,084,438)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(1,012,866)	$(772,128)	$(2,003,970)	$(2,352,267)	$(12,084,438)

Basic and diluted loss per common share attributable to WestMountain Index Advisor, Inc. and subsidiaries common shareholders-

Basic and diluted loss per share	$(0.04)	$(0.04)	$(0.09)	$(0.12)

Weighted average shares of common stock outstanding- basic and diluted	23,862,343	19,857,151	23,078,264	19,327,486

See notes to consolidated financial statements.

WESTMOUNTAIN GOLD, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,		From March 25, 2010 (Inception)
	April 30, 2013	April 30, 2012	to April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,003,970)	$(2,352,267)	$(12,084,438)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	66,078	45,427	168,088
Warrant amortization expense	13,333	628,304	1,279,137
Issuance of common stock and warrants for services and expenses	140,250	472,510	2,540,957
Loss on forward contract	284,580	-	284,580
Issuance of common stock per-merger	-	-	48,202
Changes in operating assets and liabilities:
Prepaid expenses	(34,318)	232,933	(95,111)
Other assets	-	(16,890)	(2,050)
Accounts payable - trade and accrued expenses	147,531	190,591	1,578,408
CASH (USED IN) OPERATING ACTIVITIES	(1,386,516)	(799,392)	(6,282,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(252,250)	(100,000)	(769,780)
Cash acquired in merger	-	-	101,252
Contractual rights	(100,000)	(100,000)	(400,000)
Cash paid for mining claims	-	-	(15,903)
NET CASH (USED IN) INVESTING ACTIVITIES:	(352,250)	(200,000)	(1,084,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	-	685,000	2,813,150
Forward contract	600,000	-	600,000
Repayment of debenture notes	(30,717)	-	(660,717)
Proceeds from demand promissory notes	-	-	550,000
Proceeds form the issuance of common stock per-merger	-	-	34,000
Proceeds from the issuance of common stock	1,139,752	304,601	4,089,364
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,709,035	989,601	7,425,797

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,731)	(9,791)	59,139

CASH AND CASH EQUIVALENTS, beginning of period	88,870	9,791	-

CASH AND CASH EQUIVALENTS, end of period	$59,139	$-	$59,139

Supplemental disclosures of cash flow information:
Interest paid	$-	$481	$29,588
Taxes paid	$-	$-	$-

WestMountain items acquired in merger:
Other current assets	$-	$-	$44,670
Fixed assets	$-	$-	$649
Accounts payable and other accrued liabilities	$-	$-	$(86,815)

Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$35,300	$-	$35,300
Stock issuance for contractual rights	$-	$-	$400,000
Common stock issued for convertible notes	$-	$192,500	$602,500

See notes to consolidated financial statements.

WESTMOUNTAIN GOLD, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

WestMountain Gold, Inc. (“WMTN” or the “Company”) is an exploration and development company that explores, acquires, and develops advanced stage mineral properties. The Company currently has rights to a joint venture interest in a high-grade gold system in the resource definition phase with 49,809 ounces of indicated and 369,795 ounces of inferred gold based on the NI 43-101 Technical Report completed by Gustavson Associates on February 19, 2013. This high-grade gold system in total offers potential of greater than 1,000,000 ounces. WMTN’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), is a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) on the high-grade gold system called the TMC project. The TMC project consists of 344 Alaska state mining claims covering 223 square kilometers. All government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.

The TMC project is located in the Tintina gold belt. Many of the top gold producers in the world are investing billions in this region, which has estimated reserves of 183 million ounces according to the 2012 Natural Resource Holding Report.

The Company has budgeted expenditures for the TMC project for the next twelve months of approximately $10,895,000, depending on additional financing, for general and administrative expenses and exploration and development, including the $5,000,000 (of a total of $6,000,000) to acquire Raven’s interest in the TMC project that would be due during 2013 if the acquisition closes. We are required to contribute $1,000,000 for project expenses to the TMC project on or before December 31, 2013. This will allow us to achieve 51% earn in under the JV Agreement, in the event we are unable to complete the acquisition of Raven’s interest in the TMC project.

To date, the Company has indicated and inferred reserves of gold. The Company expects to have revenues from the sale of gold in 2013. The Company will have to raise substantial additional capital in order to fully implement the business plan. If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. The Company must expend an additional $3.5 million over the next two years to achieve 80% earn in on the TMC project, unless we acquire 100% of Raven’s interest in the TMC project. Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

The Company’s independent registered accounting firm have expressed substantial doubt about the Company’s ability to continue as a going concern as a result of its history of net loss. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue the TMC project as described in this Form 10-Q. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WMTN and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods April 30, 2013 and 2012 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on January 18, 2013.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of April 30, 2013, the Company had no uninsured cash amounts.

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

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. As of April 30, 2013, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
The Company operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. The Company expects to exceed the minimum requirements in 2013 and is expected to be required to file a reclamation bond.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of April 30, 2013, the Company had warrants for the purchase of 13,479,058 common shares and 2,108,248 common shares related promissory notes to which were considered but were not included in the computation of loss per share at April 30, 2013 because they would have been anti-dilutive. In addition, the Company has 250,000 shares of common stock to be issued in 2014 to International Tower Hill Ltd. which could potentially dilute future earnings per share.

As of April 30, 2012, the Company had warrants for the purchase of 6,944,796 common shares and 385,000 common shares related promissory notes which were considered but were not included in the computation of loss per share at April 30, 2012 because they would have been anti-dilutive. In addition, the Company had 250,000 shares of common stock to be issued in both 2012 and 2014 to International Tower Hill Ltd. which would potentially dilute future earnings per share.

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

NOTE 3. AGREEMENTS

Exploration, Development and Mine Operating Agreements

Joint Venture Agreement

On September 15, 2010, TMC and its wholly owned subsidiary, TGC, and Raven signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). TMC agreed to have 250,000 shares of WMTN common stock issued to Raven no later than one year after the closing of the acquisition of TMC by WMTN and an additional 250,000 shares of WMTN common stock issued on or before each of December 31, 2011 and December 31, 2012. The $50,000 due with the signing of the Letter of Intent in February 2010 was paid September 17, 2010. TMC has spent $5,500,000 of project expenses through May 31, 2013 as defined by the JV Agreement.

The JV Agreement has a term of twenty years, which can continue longer as long as products are produced on a continuous basis and thereafter until all materials, equipment and infrastructure are salvaged and disposed of, environmental compliance is completed and accepted and the parties have completed a final accounting. The JV Agreement defines terms and conditions where TMC and TGC earns a 51% interest with the following payments and stock issuances:

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

On February 19, 2013, WMTN signed a Letter of Intent to acquire Raven’s remaining interest in the joint venture for $6.0 million in cash and 750,000 shares of common stock, a transaction that would give WMTN 100% ownership of the TMC project at closing. The Letter of Intent expired, but the Company expects to enter into a new Letter of Intent.

If the acquisition of Raven’s interest in the joint venture is not completed, the failure to operate in accordance with the JV Agreement could result in the Company’s interest in the JV being revoked or the JV Agreement being terminated.

All costs related to the JV Agreement have been recorded as exploration expenses. The Company has not earned its 51% interest in the joint venture and does not control the joint venture. Therefore, the joint venture is not consolidated in the Company’s financial statements. At such time as the Company earns its 51% or gains control of the joint venture (or completes the acquisition of Raven’s interest in the joint venture), it will consolidate the operations of the joint venture.

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

The Amended Lease Agreement, which incorporates the Lease dated March 22, 2005 and the September 27, 2010 Consent between Ben Porterfield and AngloGold Ashanti (USA) Exploration Inc., has a term of ten years, which can be extended for an additional ten years with thirty days written notice. The Amended Lease Agreement defines terms and conditions and requires the following minimum royalties:

●	Payment of $100,000 annually on March 22, 2011 (paid).
●	Payment of $100,000 annually on March 22, 2012(paid), 2013 (paid) through March 22, 2015.
●	Payment of $125,000 annually on March 22, 2016 through the termination of the Amended Claims Agreement.

The Company can terminate the Amended Lease Agreement with the payment of $875,000, less $75,000 paid during the years 2006-2011. The payment maybe paid over three annual payments.

TMC has paid in total $400,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $.50 per share. Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of April 30, 2013, the Company has capitalized $650,000 related to this Claims Agreement.

The Amended Claims Agreement, which incorporates the Lease dated March 22, 2005, provides for a production royalty of 4% of the net smelter return for all minerals produced or sold. The Company may repurchase 1% of the production royalty right for $1,000,000 and an additional 1% for $3,000,000.

The failure to operate in accordance with the Amended Claims or Lease Agreements could result in the Lease being terminated.

NOTE 4. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives	April 30, 2013	October 31, 2012

Mining and other equipment	3-5 years	$770,429	$518,179
Less: accumulated depreciation		(165,638)	(100,377)
		$604,791	$417,802

Depreciation expense for the six months ended April 30, 2013 and 2012 was $65,261 and $44,610, respectively.

NOTE 5. CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS

The following relationships are material or are related as indicated.

Other Reverse Merger Agreements

WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $0.001 per share.  WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis. As of January 22, 2012, WASM has exercised a portion of the warrant and 873,000 shares of WMTN common stock were issued. As of April 30, 2013, 52,000 common stock warrants from this transaction are outstanding.

Other Related Party Transactions

The Company has five full-time and part-time employees. The Company shares offices with Minex Exploration LLP, an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex Mining contractors for exploration and development of the Alaska property. The Company has recorded accounts payable- related party of $476,883 and $511,270 as of April 30, 2013 and October 31, 2012, respectively. At April 30, 2013 and October 31, 2012, the Company has accrued payroll to related parties in the amount of $38,200 and 52,611, respectively.

Secured Promissory and Promissory Notes with BOCO

From time to time, the Company entered into promissory notes and other agreements with BOCO Investment, LLC (“BOCO”) related to loans from BOCO to the Company. The current status of BOCO loans to the Company and their terms are described in Note 7, Promissory Notes and Note 10, Subsequent Events, below.

Any material related party transactions are reported in applicable sections of this Form 10-Q.

NOTE 6. FORWARD CONTRACT

On March 20, 2013, the Company entered into a Forward Exchange Agreement with three accredited investors for an aggregate loan of $600,000. The Company is required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013. As of April 30, 2013, the value of the gold obligation is $884,580. The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.

NOTE 7. PROMISSORY NOTES

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

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (“Note”) in the principal amount of $1,852,115. The Note is due July 31, 2013 and provides for interest at 15% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO. The Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.  In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at the lesser of $1.50 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note. The Warrant expires September 30, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company. As of April 30, 2013, the principal and accrued interest due on the note is $2,022,173.

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

Unsecured Promissory Notes

On March 21, 2012 the Company entered into Promissory Note Documents with Fabin Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note (“Andres Notes”) in the principal amount of $100,000 and $100,000, respectively. The Andres Notes are due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment Convertible Promissory Note extending the due date to October 31, 2013. . As of April 30, 2013, the principal and accrued interest due on the notes is $209,795.

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts of $75,000 and $10,000, respectively. The Notes are due in seven months and ten months, respectively, and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012. As of April 30, 2013, the principal and accrued interest due on the notes is $89,215. As of June 14, 2013, the Company has repaid $45,717 to SVM. On May 29, 2013, the Company entered into an Amendment Convertible Promissory Note extending the due date to October 31, 2013.

NOTE 8. EQUITY TRANSACTIONS

During the six months ended April 30, 2013, the Company had the following unregistered sales of equity securities.

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

During the six months ended April 30, 2013, the Company signed Subscription Agreements with accredited investors for $1,139,752, net of costs and issued 2,147,901 shares of restricted common stock. The restricted common stock does not have registration rights.  In addition, the Company issued warrants for 2,192,901 shares at $1.50 per share. The warrants expire three years from the issuance date and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. A notice filing under Regulation D was filed with the SEC on January 15, 2013 with regard to these stock issuances.

On December 21, 2012, the Company issued 250,000 shares WMTN restricted common stock to International Tower Hill Mines Limited related to the JV Agreement. The shares do not have registration rights. The shares were valued at the date of grant and $127,500 was expensed to exploration during the six months ended April 30, 2013. A notice filing under Regulation D was filed with the SEC on February 26, 2013 with regard to this stock issuance.

During the six months ended April 30, 2013, the Company issued 25,000 restricted shares of common stock to Arlan and Byron Ruen under a Consulting Agreement. The shares do not have registration rights. The shares were valued on the date of issuance and $12,750 was expensed to services. A notice filing under Regulation D was filed with the SEC on January 14, 2013 with regard to this stock issuance.

During the six months ended April 30, 2013, the Company converted $15,300 in accounts payable into 30,000 shares of restricted common stock. The stock was valued on the date of issuance. In addition, Monihan and Biagi PLLC, our corporate counsel, converted $20,000 of accounts payable into 26,666 shares of restricted common stock at $0.75 per share. The stock was valued on the date of issuance. The restricted common stock does not have registration rights.  The Company issued warrants to Monihan and Biagi, PLLC for 26,666 shares at an exercise price of $1.50 per share for services performed. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrants were valued at $0.50 per share based on Black-Scholes and $13,333 was expensed during the six months ended April 30, 2013. A notice filing under Regulation D was filed with the SEC during the three months ended January 31, 2013 with regard to these stock issuances.

A summary of the warrants issued as of April 30, 2013 were as follows:

	April 30, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	11,259,491	$1.152
Issued	2,219,567	1.069
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	13,479,058	$1.117
Exerciseable at end of period	13,479,058

A summary of the status of the warrants outstanding as of April 30, 2013 is presented below:

	April 30, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
62,000	0.92	$0.001	62,000
1,250,000	4.50	0.250	1,250,000
250,000	0.92	0.500	250,000
3,611,095	0.92	0.750	3,611,095
1,971,666	0.94	1.000	1,971,666
1,852,115	4.50	1.500	1,852,115
4,282,182	2.31	1.500	4,282,182
200,000	8.55	4.250	200,000
13,479,058		$1.117	13,479,058	$1.117

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended April 30, 2013 were as follows:

Dividend yield	0%
Expected life	3-10 years
Expected volatility	100-143%
Risk free interest rate	2-3.25%

At April 30, 2013, vested warrants of 13,479,058 had an aggregate intrinsic value of $0.

NOTE 9. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

Under the terms of the Scott Employment Agreement, Mr. Scott was appointed Chief Financial Officer for an indefinite period at a salary of $96,000 per year plus incentive compensation of $3,000 per month. Mr. Scott is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Scott is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits, life and disability insurance. Mr. Scott may resign with 60 days’ notice. If Mr. Scott is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, one times his annual salary, one times his targeted annual bonus, one times his last year’s bonus and any accrued vacation.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended April 30,	Total
2014	$286,600
2015	100,000
2016	100,000
2017	125,000
2018	125,000
Beyond	125,000
Total	$861,600

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to April 30, 2013, the following material transactions occurred:

Promissory Note With BOCO

On May 14, 2013, the Company received $500,000 from BOCO Investments LLC (“BOCO”), an existing lender to and shareholder in the Company. On May 7, 2013, the Company entered into a Promissory Note, a Security Agreement and a Loan Agreement with BOCO. On May 7, 2013, the Company entered into a Warrant to Purchase Stock Agreement with BOCO related to this financing ( collectively with the Loan Agreement and the Security Agreement, the “Transaction Documents”).

Under the Transaction Documents, the Company issued a Promissory Note (“Note”) in the principal amount of $500,000. The Note is due October 31, 2013 and provides for interest at 15% payable in arrears. The Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.

In addition, the Company issued a Warrant to purchase 1,250,000 shares of common stock at an exercise price that is the lesser of $0.75 per share or a price per share equal to eighty percent (80%) of the lowest price at which a common share in the Company has been issued in any round of financing commenced or closed after the date of this Warrant and prior to Holder’s exercise of its rights under the Warrant. The Warrant expires May 17, 2018. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.

The Transaction Documents also contain certain representations and warranties of the Company and BOCO, including customary investment-related representations provided by BOCO, as well as acknowledgements by BOCO that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations. The representations and warranties made to BOCO are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC. The Company also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Loan Agreement.

Share Issuances

On June 6, 2013, the Company issued 623,000 shares of common stock that were valued at $1.00 per share to individuals, employees and officers who provided services to the company during 2012. In addition, the Company issued warrants for the purchase of 225,000 common shares that were valued at $1.00 per share to individuals who provided services to the company during 2012.

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

GENERAL DEVELOPMENT OF BUSINESS

THE COMPANY AND OUR BUSINESS

WestMountain Gold, Inc. (“WMTN” or the “Company”) is an exploration and development company that explores, acquires, and develops advanced stage mineral properties. The Company currently has rights to a joint venture interest in a high-grade gold system in the resource definition phase with 49,809 ounces of indicated and 369,795 ounces of inferred gold based on the NI 43-101 Technical Report completed by Gustavson Associates on February 19, 2013. This high-grade gold system in total offers potential of greater than 1,000,000 ounces. WMTN’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), is a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) on the high-grade gold system called the TMC project. The TMC project consists of 344 Alaska state mining claims covering 223 square kilometers. All government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.

On February 19, 2013, WMTN signed a Letter of Intent to acquire Raven’s remaining interest in the joint venture for $6.0 million in cash and 750,000 shares of common stock, a transaction that would give WMTN 100% ownership of the TMC project at closing. The Letter of Intent expired, but the Company expects to can enter into a new Letter of Intent.

The TMC project is located in the Tintina gold belt. Many of the top gold producers in the world are investing billions in this region, which has estimated reserves of 183 million ounces according to the 2012 Natural Resource Holding Report.

We have budgeted expenditures for the TMC project for the next twelve months of approximately $10,895,000, depending on additional financing, for general and administrative expenses and exploration and development, including the $5,000,000 (of a total of $6,000,000) to acquire Raven’s interest in the TMC project that would be due on or before July 15, 2013 if the acquisition closes. We are required to contribute $1,000,000 for project expenses to the TMC project on or before December 31, 2013. This will allow us to achieve 51% earn in under the JV Agreement, in the event we are unable to complete the acquisition of Raven’s interest in the TMC project.

To date, we have indicated and inferred reserves of gold. We expect to have revenues from the sale of gold in 2013. We will have to raise substantial additional capital in order to fully implement the business plan. If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. The Company must expend an additional $3.5 million over the next two years to achieve 80% earn in on the TMC project, we acquire 100% of Raven’s interest in the TMC project. Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

THREE MONTHS ENDED APRIL 30, 2013 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2012

(dollars in thousands)

	Three Months Ended April 30,
	2013	2012	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	334	524	(190)	36.3%
Exploration expenses	324	44	280	-636.4%
Operating loss	(658)	(568)	(90)	-15.8%
Other income (expense):
Interest expense	(355)	(204)	(151)	-74.0%
Total other expense	(355)	(204)	(151)	-74.0%
Net loss	$(1,013)	$(772)	$(241)	-31.2%

EXPENSES

Selling, general and administrative expenses for the three months ended April 30, 2013 decreased $190,000 to $334,000 as compared to $524,000 for the three months ended April 30, 2012. Exploration expenses for the three months ended April 30, 2013 increased $280,000 to $324,000 as compared to $44,000 for the three months ended April 30, 2012. The reduction in selling, general and administrative expenses was due to lower expenditures for consulting and contractors during the three months ended April 30, 2013. The increase in exploration expenses was due to expenditures for the 2013 mining season.

Such expenses for the three months ended April 30, 2013 and 2012 consisted primarily of employee and independent contractor expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the three months ended April 30, 2013 was $1,013,000 as compared to a net loss of $772,000 for the three months ended April 30, 2012. The net loss for the three months ended April 30, 2013 included $322,000 of non-cash expenses. The increase was due interest expense on forward contracts of $285,000 during the three months ended April 30, 2013.

SIX MONTHS ENDED APRIL 30, 2013 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 2012

(dollars in thousands)

	Six Months Ended April 30,
	2013	2012	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	701	1,158	(457)	39.5%
Exploration expenses	876	569	307	-54.0%
Operating loss	(1,577)	(1,727)	150	8.7%
Other income (expense):
Interest expense	(427)	(625)	198	31.7%
Total other expense	(427)	(625)	198	31.7%
Net loss	$(2,004)	$(2,352)	$348	14.8%

EXPENSES

Selling, general and administrative expenses for the six months ended April 30, 2013 decreased $457,000 to $701,000 as compared to $1,158,000 for the six months ended April 30, 2012. Exploration expenses for the six months ended April 30, 2013 increased $307,000 to $876,000 as compared to $569,000 for the six months ended April 30, 2012. The reduction in selling, general and administrative expenses was due to lower expenditures for consulting and contractors during the six months ended April 30, 2013. The increase in exploration expenses was due to expenditures for the 2013 mining season.

Such expenses for the six months ended April 30, 2013 and 2012 consisted primarily of employee and independent contractor expenses, expenses related to share issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the six months ended April 30, 2013 was $2,004,000 as compared to a net loss of $2,352,000 for the six months ended April 30, 2012. The net loss for the six months ended April 30, 2013 included $504,000 of non-cash expenses. The reduction was due to lower expenditures during the six months ended April 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $59,000, a working capital deficit of approximately $4,479,000 as of April 30, 2013. In addition, we have $862,000 due under operating leases in 2013 and future years. Further, we have $8,500,000 in mining expenditures planned in 2013 and future years, including $6,000,000 to Raven for the possible acquisition of their interest in the TMC project.

We have budgeted expenditures for the next twelve months of approximately $10,895,000, depending on additional financing, for general and administrative expenses and exploration and development, including $5,000,000 to acquire the TMC project, to implement the business plan as described below. This will allow us to achieve 51% earn in under the JV Agreement, in the event we are unable to complete the acquisition of Raven’s interest in the TMC project.

We will have to raise substantial additional capital in order to fully implement the business plan. If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. The Company must expend an additional $3.5 million over the next two years to achieve 80% earn in on the TMC project, in the event we are unable to complete the acquisition of Raven’s interest in the TMC project. Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

We have budgeted the following expenditures for the next twelve months of approximately $10,895,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.

OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended April 30, 2013 was $1,387,000. This amount was primarily related to a net loss of $2,004,000, offset by depreciation and amortization and other non-cash expenses of $504,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended April 30, 2013 was $352,000. This amount was primarily related to capital expenditures of $252,000 and contractual rights of $100,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended April 30, 2013 was $1,709,000. This amount was primarily related to the proceeds from the issuance of common stock of $1,140,000 and proceeds from the forward contract of $600,000, offset by the repayment of debentures of $31,000.

Our unaudited contractual cash obligations as of April 30, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$862,600	$287,600	$200,000	$250,000	$125,000
Capital lease obligations	0	0	0	0	0
Note payable	2,108,248	2,108,248	0	0	0
Mining expenditures	3,500,000	3,500,000	0	0	0
Raven Gold Alaska, Inc. payment to buyout JV interest	6,000,000	5,000,000	1,000,000	0	0
	$12,470,848	$10,895,848	$1,200,000	$250,000	$125,000

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

Cash and Cash Equivalents
We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010, through December 31, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit. As of April 30, 2013, we had no uninsured cash amounts.

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

Long-Lived Assets
We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. As of April 30, 2013, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
TMC operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. The Company is expected to exceed the minimum requirements in 2013 and is expected to be required to file a reclamation bond.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of April 30, 2013:

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

(b) Management’s Report on Internal Control Over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of April 30, 2013 has not been audited by our, an independent registered public accounting firm.

(c) Changes In Internal Control Over Financial Reporting

During the quarter ended April 30, 2013, there were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

As of June 11, 2013, the price of gold was $1,377 per ounce, based on the daily London PM fix on that date. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Our Joint Venture Agreement and Amended Claim Agreement are critical to our operations and are subject to cancellation.

On September 15, 2010, we signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”) with Raven.

On February 19, 2013, WMTN signed a Letter of Intent to acquire Raven’s remaining interest in the joint venture for $6.0 million in cash and 750,000 shares of common stock, a transaction that would give WMTN 100% ownership of the TMC project at closing. The Letter of Intent expired, but the Company expects to can enter into a new Letter of Intent.

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

We have no proven or probable reserves and our decision to continue further exploration and development is not based on a study demonstrating economic recovery of any mineral reserves and is therefore inherently risky.

Any funds spent by us on exploration or development could be lost. We have not established the presence of any proven or probable mineral reserves, as defined by the SEC, at any of our properties. Under Industry Guide 7, the SEC has defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Any mineralized material discovered or produced by us should not be considered proven or probable reserves.

In order to demonstrate the existence of proven or probable reserves, it would be necessary for us to perform additional exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and obtain a positive feasibility study which demonstrates with reasonable certainty that the deposit can be economically and legally extracted and produced. We have not completed a feasibility study with regard to all or a portion of any of our properties to date. The absence of proven or probable reserves makes it more likely that our properties may cease to be profitable and that the money we spend on exploration and development may never be recovered.

Since we have no proven or probable reserves, our investment in mineral properties is not reported as an asset in our financial statements which may cause volatility in our net earnings and have a negative impact on the price of our stock.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America and report substantially all exploration and construction expenditures as expenses until such time, if ever, we are able to establish proven or probable reserves. Since it is uncertain when, if ever, we will establish proven or probable reserves, it is uncertain whether we will ever report these types of future capital expenditures as an asset. Accordingly, our financial statements report fewer assets and greater expenses than would be the case if we had proven or probable reserves, which could produce volatility in our earnings and have a negative impact on our stock price.

There are differences in U.S. and Canadian practices for reporting reserves and resources.

Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. The Technical Report, upon which we have based our mineralization estimates, was prepared in accordance with Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) National Instrument 43-101 (NI 43-101) and Form 43-101F1 (43-101F1). These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred mineral resources, which are generally not permitted in disclosure filed with the SEC by United States issuers. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted into reserves.

Further, “inferred mineral resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in place, tonnage and grade without reference to unit measures.

 Accordingly, information concerning descriptions of mineralization, reserves and resources contained in this report, or in the documents incorporated herein by reference, may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.

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

Our audited financial statements for the period from inception (March 25, 2010) to April 30, 2013 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception. In addition, among other factors, as of April 30, 2013, we reported a net operating loss of over $11.8 million. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

For the years ended October 31, 2012 and 2011 and for the period from inception (March 25, 2010) to April 30, 2013, we had no revenues.

Net loss for the year ended October 31, 2012 was $5,550,000. Net loss for the year ended October 31, 2011 was $4,035,000. The net loss included $1,993,000 of non-cash expenses for the year ended October 31, 2012.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. As of April 30, 2013, we had approximately $59,000 in cash.

We have budgeted expenditures for the TMC project for the next twelve months of approximately $10,895,000, depending on additional financing, for general and administrative expenses and exploration and development, including the $5,000,000 (of a total of $6,000,000) to acquire Raven’s interest in the TMC project that would be due on during 2013 if the acquisition closes.

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

If we become subject to onerous government regulation or other legal uncertainties as we move to production, our business will be negatively affected. Governmental regulations impose material restrictions on mineral property exploration and development. Under Alaska mining law, to engage in exploration will require permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. If we proceed to commence drilling operations on the mineral claims, we will incur additional regulatory compliance costs.

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

We are subject to governmental regulations, which affect our operations and costs of conducting our business.

Our current and future operations are and will be governed by laws and regulations, including:

●           laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;
●           laws and regulations related to exports, taxes and fees;
●           labor standards and regulations related to occupational health and mine safety;
●           environmental standards and regulations related to clean water, waste disposal, toxic substances, land use and environmental protection; and
●           other matters.

Companies engaged in mining exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Failure to comply with applicable laws, regulations and permits may result in enforcement actions, including the forfeiture of claims, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions. We may be required to compensate those suffering loss or damage by reason of our mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

Existing and possible future laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in exploration.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

U.S. Federal Laws. The Comprehensive Environmental, Response, Compensation, and Liability Act (CERCLA), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (RCRA), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

We may also be subject to compliance with other federal environmental laws, including the Clean Air Act, National Environmental Policy Act (NEPA) and other environmental laws and regulations.

The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. The Company is expected to exceed the minimum requirements in 2013 and is expected to be required to file a reclamation bond.

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

We plan to conduct our exploration on a seasonal basis. Because of the severe Alaska winters and lack of sunlight and with current operations, we are only able to perform exploration operations for approximately five months per year. It is possible that snow or rain could restrict and delay work on the properties to a significant degree. Our property is located in a relatively remote location, which creates additional transportation and energy costs and challenges. Currently, we have drilled our test sites with  helicopter-supported drill rigs, which are expensive to operate. While we intend to construct an access road and improve the nearby air strip, we may not have sufficient funds to complete these improvements, which would further increase the cost of exploration.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 14, 2013, there were 37.4 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Therefore, the amount of shares that have been registered by the Company for resale by certain investors (up to 6,707,715 shares of common stock) constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

Our management and a major shareholder and creditor have substantial influence over our company.

As of June 14, 2013, Greg Schifrin, our CEO, and Mr. James Baughman together, either directly or indirectly, own or control 6.7 million shares as of the filing date or approximately 17.0% of the Company’s issued and outstanding common stock on a fully diluted basis as of the date of this Form 10-Q.

BOCO Investments LLC (“BOCO”) owns or controls 8.8 million shares as of the filing date or approximately 22.2% of our common stock on a fully diluted basis, excluding the potential conversion of $1,852,115 of debt that is due and payable by the Company (“BOCO Secured Promissory Note”), that as of June 14, 2013, is convertible along with accrued interest into Company common stock at a rate of $0.75 per share and 5,705,115 for exercise of warrants. See Note 7, 8 and 10 to the Company’s Financial Statements for a more detailed description of this Secured Promissory and Promissory Notes and the warrants.

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

Our directors and officers may have conflicts of interest with the Company as a result of their relationships with other companies.

Some of our officers and directors are also directors and officers of other companies, and conflicts of interest may arise between their duties as our officers and directors and as directors and officers of other companies. In addition, the Company has entered into supplier, financing and consulting arrangements with entities controlled by directors of the Company. These factors could have a material adverse effect on our business, financial condition and results of operations.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws.

Without any anti-takeover provisions, there are limited deterrents for a take-over of our Company, which may result in a change in our management and directors.

The laws of the State of Colorado and our Articles of Incorporation and Bylaws may protect our directors from certain types of lawsuits.

The laws of the State of Colorado provide that our directors will not be liable to us or our shareholders for monetary damages for all but certain types of conduct as directors of the company. Our Articles of Incorporation and Bylaws permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This item is not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

This item is not applicable.

ITEM 5.  OTHER INFORMATION

This item is not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Articles of Amendment dated February 28, 2013. (1)

10.1	Letter of Intent dated February 19, 2013 by and between Terra Gold Corporation and Raven Gold Alaska, Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. (3)

32.1	Section 906 Certifications. (3)

32.2	Section 906 Certifications. (3)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (3)
_________________

(1) Attached as an exhibit to the Company’s Form 8-K dated March 8, 2013 and filed with the SEC on March 12, 2013.

(2) Attached as an exhibit to the Company’s Form 8-K dated February 19, 2013 and filed with the SEC on February 26, 2013.

(3) Filed herewith.

(4) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2013	WESTMOUNTAIN GOLD, INC. (Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott
Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)