Form 10-Q
period 2013-07-31
WESTMOUNTAIN GOLD, INC.
filed 2013-09-19
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended July 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑  No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes: ☑  No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act):  Yes: ☐ No: ☑

The number of shares of common stock, $.001 par value, issued and outstanding as of September 19, 2013: 24,485,343 shares

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTMOUNTAIN GOLD, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	July 31, 2013	October 31, 2012
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$40,777	$88,870
Prepaid expenses	6,156	7,017
Total current assets	46,933	95,887

EQUIPMENT, NET	567,959	417,802

OTHER ASSETS
Contractual rights	800,000	700,000
Mining claims	12,228	13,453
Security deposits	5,250	2,050

TOTAL ASSETS	$1,432,370	$1,229,192

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$931,127	$781,631
Accounts payable - related parties	482,161	511,270
Accrued expenses	534,490	128,559
Accrued expenses - related parties	47,200	52,611
Forward contract	792,900	-
Derivative liability - warrants	2,175,000	-
Promissory notes	3,083,248	2,138,965
Total current liabilities	8,046,126	3,613,036

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and
outstanding at July 31, 2013 and October 31, 2012, respectively	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 24,485,343 and
21,382,776 shares issued and outstanding at July 31, 2013 and October 31, 2012, respectively	24,485	21,383
Additional paid in capital	9,747,524	7,675,241
Accumulated deficit	(16,385,765)	(10,080,468)
Total stockholders' deficit	(6,613,756)	(2,383,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,432,370	$1,229,192

 See notes to consolidated financial statements.

WESTMOUNTAIN GOLD, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

					From
					March 25,
					2010
	Three Months Ended,		Nine Months Ended,		(Inception)
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	to July31, 2013

REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,067,037	339,172	1,767,794	1,497,212	5,959,735
EXPLORATION EXPENSE	920,523	274,418	1,796,695	843,198	5,424,930
OPERATING LOSS	(1,987,560)	(613,590)	(3,564,489)	(2,340,410)	(11,384,665)

OTHER INCOME (EXPENSE):
Interest (expense) income, net	(6,800)	(13,951)	(433,841)	(639,398)	(1,789,888)
Consulting income - Terra Mining Corporation	-	-	-	-	50,400
Financing fee	(131,967)	-	(131,967)	-	(186,612)
Merger expense	-	-	-	-	(900,000)
Loss on change - derivative liability warrants	(2,175,000)	-	(2,175,000)	-	(2,175,000)
Total other expense	(2,313,767)	(13,951)	(2,740,808)	(639,398)	(5,001,100)

LOSS BEFORE INCOME TAXES	(4,301,327)	(627,541)	(6,305,297)	(2,979,808)	(16,385,765)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(4,301,327)	$(627,541)	$(6,305,297)	$(2,979,808)	$(16,385,765)

Basic and diluted loss per common share attributable to WestMountain Gold, Inc. and subsidiaries common shareholders-

Basic and diluted loss per share	$(0.18)	$(0.03)	$(0.27)	$(0.15)

Weighted average shares of common stock outstanding- basic and diluted	24,241,560	20,327,450	23,468,902	19,663,240

See notes to consolidated financial statements.

WESTMOUNTAIN GOLD, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,		From March 25, 2010 (Inception)
	July 31, 2013	July 31, 2012	to July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,305,297)	$(2,979,808)	$(16,385,765)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	105,307	71,800	207,317
Warrant amortization expense	13,333	628,304	1,279,137
Issuance of common stock and warrants for services and expenses	887,000	472,507	3,287,707
Loss on forward contract	192,900	-	192,900
Loss on derivative liability	2,175,000	-	2,175,000
Issuance of common stock per-merger	-	-	48,202
Changes in operating assets and liabilities:
Prepaid expenses	861	38,318	(59,932)
Other assets	(3,200)	20,363	(5,250)
Accounts payable - trade and accrued expenses	556,207	259,169	1,987,084
CASH (USED IN) OPERATING ACTIVITIES	(2,377,889)	(1,489,347)	(7,273,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(254,239)	(100,000)	(771,769)
Cash acquired in merger	-	-	101,252
Contractual rights	(100,000)	(100,000)	(400,000)
Cash paid for mining claims	-	-	(15,903)
NET CASH (USED IN) INVESTING ACTIVITIES:	(354,239)	(200,000)	(1,086,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	944,283	1,085,000	3,757,433
Forward contract	600,000	-	600,000
Repayment of debenture notes	-	-	(630,000)
Proceeds from demand promissory notes	-	-	550,000
Proceeds form the issuance of common stock per-merger	-	-	34,000
Proceeds from the issuance of common stock	1,139,752	654,601	4,089,364
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,684,035	1,739,601	8,400,797

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,093)	50,254	40,777

CASH AND CASH EQUIVALENTS, beginning of period	88,870	9,791	-

CASH AND CASH EQUIVALENTS, end of period	$40,777	$60,045	$40,777

Supplemental disclosures of cash flow information:
Interest paid	$-	$481	$29,588
Taxes paid	$-	$-	$-

WestMountain items acquired in merger:
Other current assets	$-	$-	$44,670
Fixed assets	$-	$-	$649
Accounts payable and other accrued liabilities	$-	$-	$(86,815)

Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$35,300	$-	$35,300
Stock issuance for contractual rights	$-	$-	$400,000
Common stock issued for convertible notes	$-	$192,500	$602,500

See notes to consolidated financial statements.

WESTMOUNTAIN GOLD, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND GOING CONCERN

WestMountain Gold, Inc. (“WMTN” or the “Company”) is an exploration and development company that explores, acquires, and develops advanced stage mineral properties. The Company currently has rights to a joint venture interest in a high-grade gold system in the resource definition phase with 49,809 ounces of indicated and 369,795 ounces of inferred gold based on the Geologic Report completed by Gustavson Associates on February 19, 2013. This high-grade gold system in total offers potential of greater than 1,000,000 ounces. WMTN’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), is a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) on the high-grade gold system called the TMC project (“TMC”). The TMC project consists of 344 Alaska state mining claims covering 223 square kilometers. All government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.

The TMC project is located in the Tintina gold belt. Many of the top gold producers in the world are investing billions in this region, which has estimated reserves of 183 million ounces according to the 2012 Natural Resource Holding Report.

The Company has $2,352,115 and $500,000 plus interest due to BOCO Investments LLC on October 31, 2013 and December 31, 2013, respectively on secured notes. The Company has budgeted expenditures for the TMC project for the next twelve months of approximately $3,400,000, depending on additional financing, for general and administrative expenses and exploration and development. TMC has spent $6,900,000 of project expenses through July 31, 2013 as defined by the JV Agreement. The Company is reviewing the project expenses with Raven to determine if the Company has achieved its 51% earn in interest in the JV.

To date, the Company has indicated and inferred reserves of gold. The Company expects to have revenues from the sale of gold in 2013. The Company will have to raise substantial additional capital in order to fully implement the business plan. If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. The Company must expend an additional $2.6 million by December 31, 2014 to achieve its 80% earn in on the TMC project. Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

The Company’s independent registered accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern as a result of its history of net loss. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue the TMC project as described in this Form 10-Q. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WMTN and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods July 31, 2013 and 2012 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on January 18, 2013.

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of July 31, 2013, the Company had no uninsured cash amounts.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. As of July 31, 2013, there are no impairments recognized.

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

Fair Value Measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying
				Amount at
	Fair Value Measurements Using Inputs			July 31,
Financial Instruments	Level 1	Level 2	Level 3	2013

Liabilities:
Forward contract	$-	$792,900	$-	$792,900
Derivative Instruments - Warrants	-	2,175,000	-	2,175,000

Total	$-	$2,967,900	$-	$2,967,900

Market price and estimated fair value of common stock:

July 31, 2013
Market price and estimated fair value of common stock:	$1.060
Exercise price	$0.750
Expected term (years)	4.8 years
Divident yield	-
Expected volatility	112%
Risk-free interest rate	0.95%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at July 31, 2013 and 2012 based upon the short-term nature of the assets and liabilities.

Derivative Instruments – Warrants

May and June 2013, the Company received a total of $1.0 million and entered into Promissory Notes, Security a Agreement, Loan Agreement and Warrants to Purchase Stock Agreement (collectively, the “Transaction Documents”) with BOCO Investments LLC, (“BOCO”)

In addition, the Company issued Warrants to purchase 2,500,000 shares of common stock at an exercise price that is the lesser of $0.75 per share or a price per share equal to eighty percent (80%) of the lowest price at which a common share in the Company has been issued in any round of financing commenced or closed after the date of this Warrant and prior to Holder’s exercise of its rights under the Warrant. The Warrants expire five years from the issuance date in 2018. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.

These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

During 2013, the Company recognized $2,175,000 of other expense resulting from the increase in the fair value of the warrant liability at July 31, 2013.

Forward Contract

On March 20, 2013, the Company entered into a Forward Exchange Agreement with three accredited investors for an aggregate loan of $600,000. The Company is required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013. As of July 31, 2013, the value of the gold obligation is $792,900. The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of July 31, 2013, the Company had warrants for the purchase of 16,204,058 common shares and 2,083,248 common shares related promissory notes to which were considered but were not included in the computation of loss per share at July 31, 2013 because they would have been anti-dilutive. In addition, the Company has 250,000 shares of common stock to be issued in 2014 to International Tower Hill Ltd. which could potentially dilute future earnings per share.

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

NOTE 3. AGREEMENTS

Exploration, Development and Mine Operating Agreements

Joint Venture Agreement

On September 15, 2010, WMTN and its wholly owned subsidiary, TGC, and Raven signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). WMTN agreed to have 250,000 shares of WMTN common stock issued to Raven no later than one year after the closing of the acquisition of TMC by WMTN and an additional 250,000 shares of WMTN common stock issued on or before each of December 31, 2011 and December 31, 2012. The $50,000 due with the signing of the Letter of Intent in February 2010 was paid September 17, 2010.

The JV Agreement has a term of twenty years, which can continue longer as long as products are produced on a continuous basis and thereafter until all materials, equipment and infrastructure are salvaged and disposed of, environmental compliance is completed and accepted and the parties have completed a final accounting. The JV Agreement defines terms and conditions where TGC earns a 51% interest in the JV with the following payments and stock issuances:

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

WMTN then can increase their interest to 80% in the project with the following payments and stock issuances:

●	Payment of $150,000 on or before December 31, 2013.
●	Payment of $3.05 million in additional project expenses on or before December 31, 2014.
●	Issue 250,000 shares of WMTN common stock on or before December 31, 2014.

Failure to operate in accordance with the JV Agreement could result in the Company’s interest in the JV being revoked or the JV Agreement being terminated.

All costs related to the JV Agreement have been recorded as exploration expenses. The Company has not earned its 51% interest in the joint venture and does not control the joint venture. Therefore, the joint venture is not consolidated in the Company’s financial statements. At such time as the Company earns its 51% or gains control of the joint venture (or completes the acquisition of Raven’s interest in the joint venture), it will consolidate the operations of the joint venture. TMC has spent $6,900,000 of project expenses through July 31, 2013 as defined by the JV Agreement. The Company is reviewing the project expenses with Raven to determine if it has achieved its 51% interest in the JV.

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

TMC has paid in total $400,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $.50 per share. Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of July 31, 2013, the Company has capitalized $650,000 related to this Claims Agreement.

The Amended Claims Agreement, which incorporates the Lease dated March 22, 2005, provides for a production royalty of 4% of the net smelter return for all minerals produced or sold. The Company may repurchase 1% of the production royalty right for $1,000,000 and an additional 1% for $3,000,000.

The failure to operate in accordance with the Amended Claims or Lease Agreements could result in the Lease being terminated.

NOTE 4. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated	July 31,	October 31,
	Useful Lives	2013	2012

Mining and other equipment	3-5 years	$772,418	$518,179
Less: accumulated depreciation		(204,459)	(100,377)
		$567,959	$417,802

Depreciation expense for the nine months ended July 31, 2013 and 2012 was $104,082 and $71,800, respectively.

NOTE 5. CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS

The following relationships are material or are related as indicated.

Other Reverse Merger Agreements

WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $0.001 per share. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis. As of January 22, 2012, WASM has exercised a portion of the warrant and 873,000 shares of WMTN common stock were issued. As of July 31, 2013, 52,000 common stock warrants from this transaction are outstanding.

Other Related Party Transactions

The Company has five full-time and part-time employees. The Company shares offices with Minex Exploration LLP, an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex Mining contractors for exploration and development of the Alaska property. The Company has recorded accounts payable- related party of $450,269 and $511,270 as of July 31, 2013 and October 31, 2012, respectively. At July 31, 2013 and October 31, 2012, the Company has accrued payroll to related parties in the amount of $75,000 and $52,611, respectively.

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

NOTE 6. FORWARD CONTRACT

On March 20, 2013, the Company entered into a Forward Exchange Agreement with three accredited investors for an aggregate loan of $600,000. The Company is required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013. As of July 31, 2013, the value of the gold obligation is $792,900. The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold. The Company has mined gold during 2013 and is working with the three accredited investors to tender the 600 ounces of gold.

NOTE 7. PROMISSORY NOTES

Secured Promissory Notes dated September 17, 2012

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

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (“Note”) in the principal amount of $1,852,115. The Note was due July 31, 2013 and provided for interest at 15% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO. The Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note. In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at the lesser of $1.50 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note. The Warrant expires September 30, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company. As of July 31, 2013, the principal and accrued interest due on the note is $2,092,697.

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

On August 29, 2013, the Company entered into the First Amendment to the Amended and Restated Secured Convertible Promissory Note with BOCO Investments, LLC, an existing lender to and shareholder in the Company. The First Amendment is effective August 1, 2013 and extends the due date under the September 17, 2012 Secured Convertible Promissory Note Agreement for $1,852,115 from July 31, 2013 to October 31, 2013.

Promissory Note with BOCO dated May 14, 2013

In May 2013, the Company issued a Promissory Note (“Note’) for $500,000 to BOCO Investments LLC (“BOCO”), an existing lender to and shareholder in the Company by entering into a Promissory Note, a Security Agreement and warrants to Purchase Stock Agreement and a Loan Agreement (collectively the May “Transaction Documents”).

Under the Transaction Documents, the Company issued a Promissory Note (“Note”) in the principal amount of $500,000. The Note is due October 31, 2013 and provides for interest at 15% payable in arrears. The Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note. As of July 31, 2013, the principal and accrued interest due on the note is $517,466.

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

Promissory Note with BOCO dated June 27, 2013

On June 27, 2013, the Company entered into a Promissory Note, a Security Agreement and a Loan Agreements with BOCO. On June 27, 2013, the Company entered into a Warrant to Purchase Stock Agreement with BOCO related to this financing. All Agreements and the Warrant are the (“June Transaction Documents”).

Under the June Transaction Documents, the Company issued a Promissory Note (“Note”) in the principal amount of $500,000. The Note is due December 31, 2013 and provides for interest at 15% payable in arrears. The Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note. As of July 31, 2013, the principal and accrued interest due on the note is $506,986.

In addition, the Company issued a Warrant to purchase 1,250,000 shares of common stock at an exercise price that is the lesser of $0.75 per share or a price per share equal to eighty percent (80%) of the lowest price at which a common share in the Company has been issued in any round of financing commenced or closed after the date of this Warrant and prior to Holder’s exercise of its rights under the Warrant. The Warrant expires June 27, 2018. There are no registration requirements. The June Transaction Documents place certain operating restrictions on the Company.

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

Unsecured Promissory Notes

On March 21, 2012 the Company entered into Promissory Note Documents with Fabin Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note (“Andres Notes”) in the principal amount of $100,000 and $100,000, respectively. The Andres Notes are due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment Convertible Promissory Note extending the due date to October 31, 2013. As of July 31, 2013, the principal and accrued interest due on the notes is $213,534.

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts of $75,000 and $10,000, respectively. The Notes were due in seven months and ten months, respectively, and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012. As of July 31, 2013, the principal and accrued interest due on the notes is $35,264. As of September 19, 2013, the Company has repaid $53,867 to SVM. On May 29, 2013, the Company entered into an Amendment Convertible Promissory Note extending the due date to October 31, 2013.

NOTE 8. EQUITY TRANSACTIONS

Unless otherwise indicated, all of the following sales or issuances of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in transactions not involving a public offering, are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

We have compensated consultants and service providers with restricted common stock during the Company’s development stage or when our capital resources were not adequate to provide payment in cash.

All of the following transactions were to accredited investors (with the exception of a few issuances which are noted below). All issuances to accredited and non-accredited investors were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D, including limiting the number of non-accredited investors to no more than 35.

During the nine months ended July 31, 2013, the Company had the following unregistered sales of equity securities.

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

During the nine months ended July 31, 2013, the Company converted $15,300 in accounts payable into 30,000 shares of restricted common stock. The stock was valued on the date of issuance. In addition, Monahan and Biagi PLLC, our corporate counsel, converted $20,000 of accounts payable into 26,666 shares of restricted common stock at $0.75 per share. The stock was valued on the date of issuance. The restricted common stock does not have registration rights. The Company issued warrants to Monihan and Biagi, PLLC for 26,666 shares at an exercise price of $1.50 per share for services performed. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrants were valued at $0.50 per share based on Black-Scholes and $13,333 was expensed during the six months ended April 30, 2013. A notice filing under Regulation D was filed with the SEC during the three months ended January 31, 2013 with regard to these stock issuances.

On June 6, 2013, the Company issued 623,000 shares of common stock that were valued at $1.00 per share or $623,000 to nineteen individuals, employees and officers for services to the company. In addition, the Company issued warrants for the purchase of 225,000 common shares to five individuals, employees and officers that were valued at $0.55 per share or $123,750 based on Black-Scholes who provided services to the Company.

It is the Company’s understanding that approximately fifteen of the individuals, employees and officers were not accredited investors. However, all of them were involved in the Company’s business and operations, and the Company believed that each of them had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of an investment in the Company.

A summary of the warrants issued as of July 31, 2013 were as follows:

	July 31, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
62,000	0.67	$0.001	62,000	-
1,250,000	4.25	0.250	1,250,000
250,000	0.67	0.500	250,000
6,111,095	0.67	0.750	6,111,095
2,196,666	2.41	1.000	2,196,666
1,852,115	4.25	1.500	1,852,115
4,282,182	2.06	1.500	4,282,182	-
200,000	8.30	4.250	200,000
16,204,058		$1.059	16,204,058	$1.059

A summary of the status of the warrants outstanding as of July 31, 2013 is presented below:

	July 31, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	11,259,491	$1.152
Issued	4,944,567	0.905
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	16,204,058	$1.059
Exerciseable at end of period	16,204,058

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended July 31, 2013 were as follows:

Assumptions
Dividend yield	0%
Expected life	3-10 years
Expected volatility	100-143%
Risk free interest rate	2-3.25%

At July 31, 2013, vested warrants of 9,869,761 had an aggregate intrinsic value of $3,441,793.

NOTE 9. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin, which was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Schifrin Agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin is also eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days’ notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On October 1, 2010, TMC signed an Employment Agreement with James Baughman, which was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Baughman Agreement, Mr. Baughman was appointed Chief Operating Officer for an indefinite period at a salary of $120,000 per year. Mr. Baughman is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Baughman is also eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Baughman may resign with 60 days’ notice. If Mr. Baughman is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On April 18, 2011, the Company entered into an Employment Agreement with Mark Scott as the Company’s Chief Financial Officer, which was effective April 9, 2011. The Scott Employment Agreement replaced the Scott Consulting Agreement dated February 18, 2011 and which expired on April 8, 2011.

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

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended July 31,	Total
2014	$283,400
2015	100,000
2016	100,000
2017	125,000
2018	125,000
Beyond	125,000
Total	$858,400

NOTE 10.  SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to July 31, 2013, the following material transactions occurred:

On August 29, 2013, the Company entered into the First Amendment to the Amended and Restated Secured Convertible Promissory Note with BOCO Investments, LLC, an existing lender to and shareholder in the Company. The First Amendment is effective August 1, 2013 and extends the due date under the September 17, 2012 Secured Convertible Promissory Note Agreement for $1,852,115 from July 31, 2013 to October 31, 2013.

During August and September 2013, the Company sold 14,600 units at $50.00 per unit to three accredited investors of Series A Convertible Preferred Stock totaling $605,000 that is convertible into 605,000 shares of common stock at $1.00 over the next five years. The Preferred Stock has voting rights and may be called if the underlying common stock is registered and the common stock of the Company closes above $1.75 for 20 consecutive trading days with an average daily trading volume of 75,000 shares. In addition, the Company may repay the preferred Stock at 120% of the issue price. The Preferred Stock provides for a 10% per annum dividend that may be paid in kind every six months. The Company also issued a three warrant for 151,250 shares of common stock at $1.50 per share. The warrants have piggyback registration rights.

On March 20, 2013, the Company entered into a Forward Exchange Agreement with three accredited investors for an aggregate loan of $600,000. The Company is required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013. As of July 31, 2013, the value of the gold obligation is $792,900. The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold. The Company has mined gold during 2013 and is working with the three accredited investors to tender the 600 ounces of gold.

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

GENERAL DEVELOPMENT OF BUSINESS

THE COMPANY AND OUR BUSINESS

We are an exploration and development company that explores, acquires, and develops advanced stage mineral properties. We currently have rights to a joint venture interest in a high-grade gold system in the resource definition phase with 49,809 ounces of indicated and 369,795 ounces of inferred gold based on the Geologic Report completed by Gustavson Associates on February 19, 2013. This high-grade gold system in total offers potential of greater than 1,000,000 ounces. WMTN’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), is a joint venture partner with Raven Gold Alaska, Inc. on the high-grade gold system called the TMC project. The TMC project consists of 344 Alaska state mining claims covering 223 square kilometers. All government permits and reclamation plans for continued exploration through 2014 were renewed in 2010.

During the 2013 mining season which just ended in the middle of September, the 2013 mill upgrade was completed and ore was processed the bulk sampling at the Terra project in Alaska. Assays received from ALS Chemex on samples taken from the Ben Vein open cut level are presented as weight averaged sums of the widths of the samples taken:

Level	Au g/t	Au oz/t	Ag g/t	Ag oz/t
1338	236.68	7.61	520.17	16.72
1336	335.70	10.79	623.41	20.04

Levels 1338, 1336, & 1334 were mined and the material moved to the bulk sample mill for processing.

In addition to the bulk sampling program at Terra, road construction from camp to the Ben Vein was completed, exploration drilling was completed, and surface preparation construction of the underground mine portal was started. A new runway was completed and the site now has a 5,000 foot runway for larger aircraft.

The TMC project is located in the Tintina gold belt. Many of the top gold producers in the world are investing billions in this region, which has estimated reserves of 183 million ounces according to the 2012 Natural Resource Holding Report.

We have $2,352,000 and $500,000 plus interest due to BOCO on October 31, 2013 and December 31, 2013, respectively. We have budgeted expenditures for the TMC project for the next twelve months of approximately $3,400,000, depending on additional financing, for general and administrative expenses and exploration and development. TMC has spent $6,900,000 of project expenses through July 31, 2013 as defined by the JV Agreement. We are reviewing the project expenses with Raven to determine if we have achieved our 51% earn in interest in the JV.

To date, we have indicated and inferred reserves of gold. We expect to have revenues from the sale of gold in 2013. We will have to raise substantial additional capital in order to fully implement the business plan. If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. We must expend an additional $2.6 million by December 31, 2014 to achieve our 80% earn in on the TMC project. Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in interest in the JV.

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

THE COMPANY’S COMMON STOCK

Our common stock currently trades on the OTCQB Exchange ("OTCQB") under the symbol "WMTN."

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

THREE MONTHS ENDED JULY 31, 2013 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2012

(dollars in thousands)	Three Months Ended July 31,
	2013	2012	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	1,067	339	728	-214.7%
Exploration expenses	921	275	646	-234.9%
Operating loss	(1,988)	(614)	(1,374)	-223.8%
Other income (expense):
Interest expense	(6)	(14)	8	57.1%
Financing fee	(132)	-	(132)	-100.0%
Loss on derivative liability	(2,175)	-	(2,175)	-100.0%
Total other expense	(2,313)	(14)	(2,299)	-16421.4%
Net loss	$(4,301)	$(628)	$(3,673)	-584.9%

EXPENSES

Selling, general and administrative expenses for the three months ended July 31, 2013 increased $728,000 to $1,067,000 as compared to $339,000 for the three months ended July 31, 2012. Exploration expenses for the three months ended July 31, 2013 increased $646,000 to $921,000 as compared to $275,000 for the three months ended July 31, 2012. The increase in selling, general and administrative expenses was due to $786,000 in non-cash expenses, including $747,000 in expenses related to the issuance of common stock and warrants related to services. The increase in exploration expenses was due to expenditures for the 2013 mining season.

Such expenses for the three months ended July 31, 2013 and 2012 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the three months ended July 31, 2013 was $4,301,000 as compared to a net loss of $628,000 for the three months ended July 31, 2012. The net loss for the three months ended July 31, 2013 included $2,869,000 of non-cash expenses, including (i) $747,000 in expenses related to the issuance of common stock and warrants related to services; (ii) loss on derivative liability of $2,175,000; and (iii) gain on forward contract of $193,000 during the three months ended July 31, 2013.

NINE MONTHS ENDED JULY 31, 2013 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2012

(dollars in thousands)	Nine Months Ended July 31,
	2013	2012	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	1,768	1,497	271	-18.1%
Exploration expenses	1,797	844	953	-112.9%
Operating loss	(3,565)	(2,341)	(1,224)	-52.3%
Other income (expense):
Interest expense	(433)	(639)	206	32.2%
Financing fee	(132)	-	(132)	-100.0%
Loss on derivative liability	(2,175)	-	(2,175)	-100.0%
Total other expense	(2,740)	(639)	206	32.2%
Net loss	$(6,305)	$(2,980)	$(1,018)	-34.2%

EXPENSES

Selling, general and administrative expenses for the nine months ended July 31, 2013 increased $271,000 to $1,768,000 as compared to $1,497,000 for the nine months ended July 31, 2012. Exploration expenses for the nine months ended July 31, 2013 increased $953,000 to $1,797,000 as compared to $844,000 for the nine months ended July 31, 2012. The increase in selling, general and administrative expenses was due to $1,006,000 in non-cash expenses, including $887,000 in expenses related to the issuance of common stock and warrants related to services. The increase in exploration expenses was due to expenditures for the 2013 mining season. Selling, general and administrative expenses for the nine months ended July 31, 2013 included $1,006,000 in non-cash expenses, including $887,000 in expenses related to the issuance of common stock and warrants related to services.

Selling, general and administrative expenses for the nine months ended July 31, 2012 included $473,000 in non-cash expenses, including $473,000 in expenses related to the issuance of common stock and warrants related to services.

Such expenses for the nine months ended July 31, 2013 and 2012 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the nine months ended July 31, 2013 was $6,305,000 as compared to a net loss of $2,980,000 for the nine months ended July 31, 2012. The net loss for the three months ended July 31, 2013 included $3,374,000 of non-cash expenses, including (i) $887,000 in expenses related to the issuance of common stock and warrants related to services; (ii) loss on derivative liability of $2,175,000; and (iii) gain on forward contract of $193,000 during the nine months ended July 31, 2013. The net loss for the nine months ended July 31, 2012 included $1,146,000 in non-cash expenses, including $473,000 in expenses related to the issuance of common stock and warrants related to services and $628,000 in warrant amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $41,000, a working capital deficit of approximately $5,031,000, (excluding the derivative liability- warrants of $2,175,000 and forward contract of $793,000) as of July 31, 2013. We have $2,352,000 and $500,000 plus interest due to BOCO on October 31, 2013 and December 31, 2013, respectively. In addition, we have $858,000 due under operating leases in 2013 and future years. Further, we have $3,400,000 in mining expenditures planned by December 31, 2013.

We will have to raise substantial additional capital in order to fully implement the business plan. If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. We must expend an additional $2.6 million over the next two years to achieve 80% earn in on the TMC project, in the event we are unable to complete the acquisition of Raven’s interest in the TMC project. Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in interest in the JV.

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

We have budgeted the following expenditures for the next twelve months of approximately $3,400,000, depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.

Expenditures	$
Exploration costs	$2,325,000
Property payments	275,000
Total mining	2,600,000
General and administrative	800,000
Total	$3,400,000

OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended July 31, 2013 was $2,378,000. This amount was primarily related to a net loss of $6,305,000, offset by an increase in accounts payable of $556,000 by depreciation and amortization and other non-cash expenses of $3,374,000 of non-cash expenses, including (i) $887,000 in expenses related to the issuance of common stock and warrants related to services; (ii) loss on derivative liability of $2,175,000; and (iii) gain on forward contract of $193,000 during the nine months ended July 31, 2013.

INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended July 31, 2013 was $354,000. This amount was primarily related to capital expenditures of $254,000 and contractual rights of $100,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended July 31, 2013 was $2,684,000. This amount was primarily related to the proceeds from the issuance of common stock of $1,140,000, proceeds from the forward contract of $600,000, and net proceeds from promissory notes of $944,000.

Our unaudited contractual cash obligations as of July 31, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$858,400	$283,400	$200,000	$250,000	$125,000
Capital lease obligations	0	0	0	0	0
Note payable	3,083,248	3,083,248	0	0	0
Mining expenditures	2,600,000	2,600,000	0	0	0
	$6,541,648	$5,966,648	$200,000	$250,000	$125,000

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

Cash and Cash Equivalents
We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit. As of July 31, 2013, we had no uninsured cash amounts.

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

Long-Lived Assets
We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. As of July 31, 2013, there are no impairments recognized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are not exposed to foreign currency risks. We do not trade in hedging instruments or "other than trading" instruments.

Interest Rate Risk

We are not exposed to interest rate risks. We do not trade in hedging instruments or "other than trading" instruments and is not exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

Commodity Price Risk

We are exposed to commodity price risks based on our Forward Exchange Agreements dated March 20, 2013. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of July 31, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting:

Lack of Segregation of Duties over Treasury Management: The Company currently lacks appropriate segregation of duties over treasure management. We expect to revise our procedures before the end of 2013.

Audit Committee: The Company did not have an audit committee during the year ended October 31, 2012.

We formed an audit committee on October 26, 2012 which consists of two independent directors.  An audit committee is expected to improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to expand the audit committee during 2014.

b) Changes In Internal Control Over Financial Reporting

During the quarter ended July 31, 2013, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to other information in this report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

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

As of September 18, 2013, the price of gold was $1,361 per ounce, based on the daily London PM fix on that date. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

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

For the years ended October 31, 2012 and 2011 and for the period from inception (March 25, 2010) to July 31, 2013, we had no revenues.

Net loss for the year ended October 31, 2012 was $5,550,000. Net loss for the year ended October 31, 2011 was $4,035,000. The net loss included $1,993,000 of non-cash expenses for the year ended October 31, 2012.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. As of July 31, 2013, we had approximately $41,000 in cash.

We have budgeted expenditures for the TMC project for the next twelve months of approximately $3,400,000, depending on additional financing, for general and administrative expenses and exploration and development.

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

As of September 19, 2013, Greg Schifrin, our CEO, and Mr. James Baughman together, either directly or indirectly, own or control 6.7 million shares as of the filing date or approximately 16.4% of the Company’s issued and outstanding common stock on a fully diluted basis as of the date of this Form 10-Q.

BOCO Investments LLC (“BOCO”) owns or controls 10.3 million shares as of the filing date or approximately 25.2% of our common stock on a fully diluted basis, excluding the potential conversion of $1,852,115 of debt that is due and payable by the Company on October 31, 2013, that as of September 19, 2013, is convertible along with accrued interest into Company common stock at a rate of $0.75 per share. See Note 7, 8 and 10 to the Company’s Financial Statements for a more detailed description of this Secured Promissory and Promissory Notes and the warrants.

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

Our audited financial statements for the period from inception (March 25, 2010) to July 31, 2013 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception. In addition, among other factors, as of July 31, 2013, we reported a net operating loss of over $17.6 million. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We plan to conduct our exploration on a seasonal basis. Because of the severe Alaska winters and lack of sunlight and with current operations, we are only able to perform exploration operations for approximately five months per year. It is possible that snow or rain could restrict and delay work on the properties to a significant degree. Our property is located in a relatively remote location, which creates additional transportation and energy costs and challenges. Currently, we have drilled our test sites with helicopter-supported drill rigs, which are expensive to operate. While are constructing an underground portal to process gold in 2014, we may not have sufficient funds to complete these improvements, which would further increase the cost of exploration.

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

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a shareholder's ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 19, 2013, there were 40.75 million shares of common stock and warrants issued and outstanding on a fully diluted basis. Therefore, the amount of shares that have been registered by the Company for resale by certain investors (up to 6,707,715 shares of common stock) constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

Because our executive officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our officers have other business interests. While each officer spends more than 40 hours per week on our business, if the demands on our executive officers from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development and could cause our business to fail.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities by the Company during the three months ended July 31, 2013.

ITEM 4.  MINE SAFETY DISCLOSURE

This item is not applicable.

ITEM 5.  OTHER INFORMATION

This item is not applicable.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1	Loan Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (1)
10.2	Promissory Note dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (1)
10.3	Security Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (1)
10.4	Warrant for the Purchase of Common Stock dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (1)
10.5	Loan Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (2)
10.6	Promissory Note dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (2)
10.7	Security Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (2)
10.8	Warrant for the Purchase of Common Stock dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (2)
10.9	First Amendment to Amended and Restated Secured Convertible Promissory Note dated August 1, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. (4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. (4)
32.1	Section 906 Certifications. (4)
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (5)
_________________
(1)	Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013.
(2)	Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013.
(3)	Attached as an exhibit to the Company’s Form 8-K dated August 29, 2013 and filed with the SEC on August 30, 2013.
(4)	Filed herewith.
(5)
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

Date: September 19, 2013	WESTMOUNTAIN GOLD, INC. (Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott
Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)