Form 10-K
period 2013-10-31
WESTMOUNTAIN GOLD, INC.
filed 2014-02-13
CIK 1421601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2013

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________ to ________

Commission File No. 0-53028

WESTMOUNTAIN GOLD, INC.
(Exact Name of Issuer as specified in its charter)

Colorado	26-1315498
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

120 E Lake St. Ste. 401 Sandpoint, ID	83864
(Address of principal executive offices)	(zip code)

(208)265-1717
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Common	OTCBB
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Exchange Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K  (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☑ No

As of April 30, 2013 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $10,767,879.

As of February 12, 2014, the Company had 25,484,997 shares of common stock issued.

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

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY AND OUR BUSINESS

WestMountain Gold, Inc. (“WMTN” or the “Company”) is an exploration stage mining company, in accordance with applicable guidelines of the SEC, which pursues gold projects that are anticipated to have low operating costs and high returns on capital.

We acquired Terra Mining Corporation (“TMC”) on February 28, 2011 and accounted for the transaction as a reverse acquisition using the purchase method of accounting, whereby TMC is deemed to be the accounting acquirer (legal acquiree) and WMTN to be the accounting acquiree (legal acquirer). Our financial statements before the date of the acquisition are those of TMC with the results of WMTN being consolidated from the date of the acquisition. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded. We adopted TMC’s fiscal year, which is October 31.

TMC’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), is a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) on a high-grade gold system called the TMC project. We are currently focused on mineral production from mineralized material at this project in the state of Alaska. The TMC project consists of 344 Alaska state mining claims including 5 unpatented lode mining claims held under lease (subject to a 3-4% NSR royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of high-grade gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2013 were renewed in 2010.  The $92,560 of fees to maintain the Terra claims through 2014 were paid by us on November 18, 2013.  The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

Outcropping gold veins were first discovered at Terra in the late 1990's by Kennecott Exploration.  The claims were transferred to Mr. Ben Porterfield in 2000. AngloGold Ashanti (USA) Exploration Inc. optioned these claims in 2004 and staked additional claims in the vicinity.  Initial detailed soil and rock surveys were conducted at Terra that same year with results leading to the definition of an initial zone of high-grade gold veins over a 2.5 km (250 hectares) strike length.  AngloGold followed up with a discovery drill program of 12 holes in 2005 and drilled three additional holes in 2006.  A total of 587 rock samples were collected on the property.  The Terra project was joint-ventured to International Tower Hill Mines Ltd. (“ITH”) in August of 2006.

On September 15, 2010, TMC and its wholly owned subsidiary, TGC, and Raven signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”). TMC agreed to have 250,000 shares of WMTN common stock issued to Raven, no later than one year after the closing of the acquisition of TMC by WMTN, and an additional 250,000 shares of WMTN common stock issued on or before each of December 31, 2011, 2012 and 2014. The $50,000 due with the signing of the Letter of Intent in February 2010 was paid September 17, 2010. TMC has spent $7,400,000 of project expenses through October 31, 2013 as defined by the JV Agreement. The Company filed its annual JV report on December 13, 2013. TMC is reviewing the project expenses with Raven to determine if the Company has achieved its 51% interest in the JV.

The JV Agreement has a term of twenty years, which can continue longer as long as products are produced on a continuous basis and thereafter until all materials, equipment and infrastructure are salvaged and disposed of, environmental compliance is completed and accepted and the parties have completed a final accounting.

We are considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at the TMC project.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and exploration expenditures, have been expensed as incurred and therefore do not appear as assets on our balance sheet.  We expect construction expenditures and underground mine exploration and capital improvements will continue during 2014 and subsequent years. We expect to remain as an exploration stage company for the foreseeable future. We do not exit the exploration stage until such time that we demonstrate the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

As of Feburary 13, 2014, we have $2,852,115 plus accrued interest of $495,938 due to BOCO Investments LLC on three secured promissory notes that are now in default.  We are currently attempting to negotiate an extension or other modification as we do not have the ability to repay the amount due. There can be no assurance that we will be able to renegotiate the terms of these promissory notes under terms that are favorable to the Company.  We have budgeted expenditures for the TMC project for the next twelve months of approximately $2,900,000, depending on additional financing, for general and administrative expenses and exploration. We must expend an additional $2,100,000 for a total of $9,500,000 plus option payments of $450,000 by December 31, 2014 as an “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

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

We may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead depending on the availability of additional financing. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

Our independent registered accounting firm has expressed substantial doubt about our ability to continue as a going concern as a result of the Company’s history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue the TMC project as described in this Form 10-K. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue our business.

CORPORATE INFORMATION

We were incorporated in the state of Colorado on October 18, 2007.

Our principal executive office is located at 120 E. Lake St. Ste., 401, Sandpoint, ID 83864, and our telephone number is (208)265-1717.   Our principal website address is located at www.westmountaingold.com. The information on our website is not incorporated as a part of this Form 10-K.

THE COMPANY’S COMMON STOCK

Our common stock currently trades on the OTCQB market under the symbol "WMTN."

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

EMPLOYEES

As of October 31, 2013, we had six full-time and part-time employees.  Additionally, we use employees of Minex Exploration, an Idaho partnership affiliated with our Chief Executive Officer, as contractors for exploration of our Alaska property. Most of our employees are based in Sandpoint, ID. The Chief Executive Officer and the Chief Financial Officer are based out of the Sandpoint, ID office.

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

ITEM 1A. RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s exploration in the future and the most significant risks and uncertainties known and identified by our management are described below.

If we do not obtain additional financing, our business will fail.

For the year ended October 31, 2013, we had revenues of $94,000. For the year ended October 31, 2012, we had no revenues.

The net loss for the year ended October 31, 2013 and 2012 was $7,610,000 and $5,550,000, respectively. The net loss included $3,447,000 and $1,993,000 of non-cash expenses for the years ended October 31, 2013 and 2012, respectively.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of October 31, 2013, we had approximately $82,000 in cash.

We have budgeted expenditures for the TMC project for the next twelve months of approximately $2,900,000, depending on additional financing, for general and administrative expenses and exploration.

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

As of February 12, 2014, we have $2,852,115 plus accrued interest of $495,938 due to BOCO Investments LLC on three secured promissory notes that are now in default.    We are currently attempting to negotiate an extension or other modification of these notes, as we do not have the ability to repay the amount due.  If the Company is not successful at negotiating an extension or other modification, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000.  The Company was required to tender, in the aggregate, no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013.  On November 1, 2013, the Company settled with one of the parties that had an agreement for 200 ounces of gold for 310,000 shares of common stock valued at $1.00 per share, plus warrants for an additional 310,000 shares at an exercise price of $1.50 per share.  As of the date of this filing, the Company is in default under the other two agreements and is still negotiating with the two investors to reach a settlement agreement with them.  Under these two agreements, the Company is obligated to tender no less than 400 ounces of gold or pay the principal sum of $600,000.

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

The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration, if warranted, are directly related to the market price of gold and other precious metals.  The price of gold may also have a significant influence on the market price of our common stock and the value of our properties.  Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received.  A decrease in the price of gold may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold prices.

As of February 12, 2014, the price of gold was $1,289.50 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Our Joint Venture Agreement and Amended Claim Agreement are critical to our operations and are subject to cancellation.

On September 15, 2010, we signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”) with Raven.

TMC has spent $7,400,000 of project expenses through October 31, 2013 as defined by the JV Agreement. The Company filed its annual JV report on December 13, 2013. TMC is reviewing the project expenses with Raven to determine if the Company has achieved its 51% interest in the JV.

The failure to operate in accordance with the JV Agreement could result in our interest in the JV Agreement being terminated. See Note 3 to the Consolidated Financial Statements for a discussion of this critical agreement.

On January 7, 2011, TMC entered into an Amended Claims Agreement with Ben Porterfield related to five mining claims known as Fish Creek 1-5 (ADL-648383 through ADL-648387), which claims have been assigned to the TMC project. As part of this Amended Claims Agreement, Ben Porterfield consented to certain conveyances, assignments, contributions and transfers related to the above five mining claims.

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

As of February 12, 2014, Greg Schifrin, our CEO, and Mr. James Baughman together, either directly or indirectly, own or control 6.7 million shares as of the filing date or approximately 26.4% of our issued and outstanding common stock including shares beneficially owned within sixty days.

BOCO owns or controls 11.2 million shares as of the filing date or approximately 34.3% of our issued and outstanding common stock including shares beneficially owned within sixty days, and (i) including the potential conversion of $1,852,115 of debt that is due and payable by the Company on October 31, 2013, that as of February 11, 2014, is convertible along with accrued interest into Company common stock at a rate of $0.75 per share (ii) the potential conversion of $250,000 of Series A Convertible Preferred Stock; (iii) Promissory Notes totaling $500,000 that were due on October 31, 2013 and December 31, 2013; (iv) and various warrants. See Note 7 and 8 to the Company’s Financial Statements for a more detailed description of this Secured Promissory and Promissory Notes, Series A Convertible Preferred Stock and various warrants.   We are currently attempting to negotiate an extension or other modification of these notes as we do not have the ability to repay the amount due.  If the Company is not successful in negotiating an extension or other modification, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

As a major creditor and shareholder of the Company, BOCO has additional influence and control over the Company.

Mr. Schifrin, Mr. Baughman and BOCO, in combination with other large shareholders, could cause a change of control of our board of directors, approve or disapprove any matter requiring stockholder approval, cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

We have no proven or probable reserves and our decision to continue further exploration is not based on a study demonstrating economic recovery of any mineral reserves and is therefore inherently risky.

Any funds spent by us on exploration could be lost. We have not established the presence of any proven or probable mineral reserves, as defined by the SEC, at any of our properties. Under Industry Guide 7, the SEC has defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Any mineralized material discovered or produced by us should not be considered proven or probable reserves.

In order to demonstrate the existence of proven or probable reserves, it would be necessary for us to perform additional exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and obtain a positive feasibility study which demonstrates with reasonable certainty that the deposit can be economically and legally extracted and produced. We have not completed a feasibility study with regard to all or a portion of any of our properties to date. The absence of proven or probable reserves makes it more likely that our properties may cease to be profitable and that the money we spend on exploration may never be recovered.

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

Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally calculate reserves and resources in accordance with Canadian practices. The Geologic Report, upon which we have based our mineralization estimates, was prepared in accordance with Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) National Instrument 43-101 (NI 43-101) and Form 43-101F1 (43-101F1). These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred mineral resources, which are generally not permitted in disclosure filed with the SEC by United States issuers. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted into reserves.

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

Our audited financial statements for the period from inception (March 25, 2010) to October 31, 2013 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  In addition, among other factors, as of October 31, 2013, we reported a net operating loss of over $17.7 million.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Because we have limited business operations, we face a high risk of business failure.

We started exploring our properties in the summer of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company just acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have reported revenues of $94,000 as of the date of this Form 10-K.  TMC itself has only been in existence since March 25, 2010.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any significant revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from exploration of the mineral claims and the production of minerals from the claims, we will not be able to earn profits or continue operations.

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

Based upon current plans, we expect to incur operating losses in foreseeable future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to generate significant revenues will cause us to go out of business.

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

If we become subject to onerous government regulation or other legal uncertainties as we move to production, our business will be negatively affected.  Governmental regulations impose material restrictions on mineral property exploration. Under Alaska mining law, to engage in exploration will require permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. If we proceed to commence drilling operations on the mineral claims, we will incur additional regulatory compliance costs.

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

Our current and future operations are and will be governed by laws and regulations, including:

-           laws and regulations governing mineral concession acquisition, prospecting, exploration, mining and production;
-           laws and regulations related to exports, taxes and fees;
-           labor standards and regulations related to occupational health and mine safety;
-           environmental standards and regulations related to clean water, waste disposal, toxic substances, land use and environmental protection; and other matters.

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

The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. We exceeded the minimum requirements in 2013 and posted a reclamation bond of approximately $23,000 on December 23, 2013.

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

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of February 12, 2014 there were 25.5 million shares of common stock and warrants issued and outstanding. Therefore, the amount of shares that have been registered by the Company for resale by certain investors (up to 6,707,715 shares of common stock) constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

Our officers have other business interests. While each officer spends more than 40 hours per week on our business, if the demands on our executive officers from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business exploration and could cause our business to fail.

Transfer of our securities may be restricted by virtue of state securities “blue sky” laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities held by many of our stockholders have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We must comply with corporate governance requirements under the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, as well as additional rules and regulations currently in place and that may be subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. We are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.

Our management has concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

We currently lack appropriate segregation of duties over treasury management. We expect to revise our procedures before the end of 2014.

We formed an audit committee on October 26, 2012 which consists of two independent directors with significant financial expertise.  An audit committee is expected to improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to expand the audit committee during 2014.

Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

GLOSSARY OF TECHNICAL TERMS

“Base Metal” means a classification of metals usually considered to be of low value and higher chemical activity when compared with the precious metals (gold, silver, platinum, etc.).  This nonspecific term generally refers to the high-volume, low-value metals copper, lead, tin, and zinc.

“Claim” means a mining interest giving its holder the right to prospect, explore for and exploit minerals within a defined area.

“Diamond Core” means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

“Deposit” means an informal term for an accumulation of mineral ores.

“Exploration Stage” means a prospect that is not yet in either the development or production stage

“Feasibility Study” means an engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.

“Grade” means the metal content of ore, usually expressed in troy ounces per ton (2,000 pounds) or in grams per ton or metric tons which contain 2,204.6 pounds or 1,000 kilograms.

“Mineralization” means the concentration of metals within a body of rock.

“Mining” means the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.  Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

 “Underground” means a mine working or excavation closed to the surface.

“Ore” means material containing minerals that can be economically extracted.

“Precious Metals” means any of several relatively scarce and valuable metals, such as gold, silver, and the platinum-group metals.

“Probable Reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for Proven Reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for Proven Reserves, is high enough to assume continuity between points of observation.

“Proven Reserves” means reserves for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of the reserves are well-established.

“Production Stage” means a project that is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

“Reclamation” means the process of returning land to another use after mining is completed.

“Recovery” means that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

“Reserves” means that part of a mineral deposit that could be economically and legally extracted or produced at the time of reserve determination.

“Sampling” means selecting a fractional, but representative, pare of a mineral deposit for analysis.

“Vein” means a fissure, faults or crack in the rock filled by minerals that have traveled upward from some deep source.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

We have no unresolved Staff comments.

ITEM 2.     PROPERTIES

The WMTN principal executive offices are located at 120 E. Lake St. Ste. 401, Sandpoint, ID 83864, and our telephone number is (208)265-1717.   On September 1, 2012, we leased our corporate office at the rate of $400 per month to August 31, 2013.   We currently lease the office on a month to month basis. On April 1, 2011, we entered into a lease at 120 Lake Street, Suite 401, Sandpoint, ID 83864.  This office is leased at the net of $1,000 per month and expired March 31, 2013. On June 4, 2013, we entered into Commercial Lease Amendment II. The office is shared with an entity affiliated with our Chief Executive Officer.

Other than our mining claims, leases, and other real property interests specifically related to mining, WMTN does not own real estate nor have plans to acquire any real estate.

Alaska Property - The TMC Project

The TMC project consists of 344 Alaska state mining claims including 5 unpatented lode mining claims held under lease (subject to a 3-4% net smelter return (“NSR”) royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of high-grade gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2013 were renewed in 2010.  The $92,560 of fees to maintain the Terra claims through 2014 were paid by the Company on November 18, 2013.  The property lies approximately 200 km west-northwest of Anchorage between the Revelation and Terra Cotta mountains of the Alaska Range in southwestern Alaska at 61° 41’ 52.17”N latitude by 153° 41’ 05.59W longitude and is accessible via helicopter or fixed-wing aircraft. The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and wells.

Outcropping gold veins were first discovered at Terra in the late 1990's by Kennecott Exploration.  The claims were transferred to Mr. Ben Porterfield in 2000. AngloGold Ashanti (USA) Exploration Inc. optioned these claims in 2004 and staked additional claims in the vicinity.  Initial detailed soil and rock surveys were conducted at Terra that same year with results leading to the definition of an initial zone of high-grade gold veins over a 2.5 km (250 hectares) strike length.  AngloGold followed up with a discovery drill program of 12 holes in 2005 and drilled three additional holes in 2006.  A total of 587 rock samples were collected on the property.  The Terra project was joint-ventured to International Tower Hill Mines Ltd. (“ITH”) in August of 2006.

TMC received geological reports in June 2010 and February 2010 from the State of Alaska Division of Mines and Geology that represented a 400m spacing aerial magnetic and resistivity survey that included the area of the TMC Project.

A total of 44 drill holes have been completed on the TMC property.  The TMC mineralization has been characterized as deep epithermal or mesothermal and could have significant extent down dip and along strike.  Furthermore, there is potential to develop a number of continuous high-grade veins forming a highly attractive mining target.  Gold characterization work on Bens Vein indicates a large percentage of the gold and silver reports to a gravity concentrate.

Alaska
Fairbanks
Yukon
Territory
Terra
Anchorage
200 Km
N

Terra Property Location (from Puchner and Meyers, 2007)

N
Terra Claim Boundary
SP
TR
Terra Camp & Airstrip
FISH CREEK 1
FISH CREEK 2
FISH CREEK 3
Ben Vein
TX
TRE
TRW
FISH CREEK 4
FISH CREEK 5
TRS
TR
Raven Gold Alaska Inc
TX Group - 141
TR Group -
TRW Group -
SP Group - 41
TRE Group -
TRS Group -
Total Claims - 344
Legend
1:100,000
0 1,700 3,400 6,800 Meters
WestMountain Gold, Inc
Terra State Claims
January 2013

State Claim Groups held by the TMC Project in 2012

TMC property illustrating target vein locations

In the Bens Vein zone the main vein system has a core high grade zone of around 29,893 tonnes with 29.48 g/t gold at a 10 g/t cutoff which expands significantly when the cutoff is lowered to 1 g/t.  Drilling on Bens Vein zone has outlined an open-ended mineralized zone over 350m long and 250m down dip with an average true width of ~1.3m that has around 852,942 tonnes with 15.3 g/t gold at a 5 g/t cutoff.  Drilling on the project has identified numerous veins, Environmental baseline studies were started in 2010 on the Terra property in anticipation of future development. The 2005-2013 drill results for the Ben Vein Zone are encouraging not only because they outlined a consistent and well mineralized main vein structure but also because a large number of well-mineralized hanging wall and foot wall subsidiary veins were encountered. These subsidiary veins offer significant potential for expansion of the system with intercepts such as holes TR-07-20 with new footwall zone of 0.6m @ 43.2 g/t gold and TR-07-22 with new hanging wall zone 0.8m @ 14.5 g/t gold.  From the data currently available it appears that a higher grade shoot is developing within the overall Bens Vein system which could form the nucleus for an initial mining target on the project.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is $.001 par value, 200,000,000 shares authorized and as of February 12, 2014, we had 25,174,997 issued and outstanding, held by 170 shareholders of record. The number of stockholders, including beneficial owners holding shares through nominee names is approximately 350. Each share of Common Stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of February 12, 2014, we had 16,815,308 shares of common stock reserved for issuance upon exercise of outstanding warrants.

Corporate Stock Transfer, Inc. is the transfer agent and registrar for our Common Stock.

Preferred Stock

Our preferred stock is $0.10 par value, 1,000,000 shares authorized and as of February 12, we had 12,100 shares issued and outstanding. On November 29, 2013, our Board of Directors of the Company approved a Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock. The Certificate of Designation was filed with the state of Colorado on December 2, 2013. Each holder of outstanding shares of Series A Preferred shall be entitled to the number of votes equal to the number of whole shares of common stock of the Corporation into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. We cannot amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred , without the written consent or affirmative vote of the holders of at least sixty-six and two-thirds percent (66.66%) of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

Stock Incentive Plan

On February 28, 2013, the 2012 Stock Incentive Plan was approved at the Annual Stockholder Meeting. We were authorized to issue options for, and have reserved for issuance, up to 4,000,000 shares of common stock under the 2012 Stock Incentive Plan. As of February 12, 2014, all 4,000,000 shares of common stock remain available for grant under the 2012 Stock Incentive Plan.

Change in Control Provisions

Our articles of incorporation provide for a maximum of five directors. There is no provision for classification or staggered terms for the members of the Board of Directors.

Our articles of incorporation also provide that except to the extent the provisions of Colorado General Corporation Law require a greater voting requirement, any action, including the amendment of the Company’s articles or bylaws, the approval of a plan of merger or share exchange, the sale, lease, exchange or other disposition of all or substantially all of the Company’s property other than in the usual and regular course of business, shall be authorized if approved by a simple majority of stockholders, and if a separate voting group is required or entitled to vote thereon, by a simple majority of all the votes entitled to be cast by that voting group.

Our bylaws provide that only the Chief Executive Officer or a majority of the Board of Directors may call a special meeting.  The bylaws do not permit the stockholders of the Company to call a special meeting of the stockholders for any purpose.

Amendment of Bylaws

Our Board of Directors has the authority to amend our bylaws; however, the stockholders, under the provisions of our articles of incorporation as well as our bylaws, have the concurrent power to amend the bylaws.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on OTCQB Exchange under the symbol "WMTN". The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
January 31, 2013	$1.01	$0.58
April 30, 2013	$1.00	$0.52
July 31, 2013	$1.50	$0.74
October 31, 2013	$1.35	$0.83

January 31, 2012	$3.99	$1.60
April 30, 2012	$1.60	$1.00
July 31, 2012	$1.19	$0.30
October 31, 2012	$1.13	$0.30

As of February 12, 2014, the closing price of the Company's common stock was $0.68 per share. As of February 12, 2014, there were 25,484,997 shares of common stock outstanding held by 170 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names is approximately 350.

Holders

As of February 12, 2014, we had 170 stockholders of record of our common stock based upon the stockholder list provided by our transfer agent. The number of stockholders, including the beneficial owners’ shares through nominee names, is approximately 350.

Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303) 282-4800.

Dividends

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended October 31, 2013, there were the following sales of unregistered equity securities:

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

We have compensated consultants and service providers with restricted common stock during the development of our technology and when our capital resources were not adequate to provide payment in cash.

All of the following transactions were to accredited investors. All issuances were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D.

During the twelve months ended October 31, 2013, we issued 99,489 shares of common stock that were valued at $1.00 per share or $99,489 to three individuals and GVC Capital LLC employees for services to us. A notice filing under Regulation D was filed with the SEC on November 26, 2013 with regard to these stock issuances.

On September 10, 2013, we issued 50,000 restricted shares of common stock to Silver Fox LLC pursuant to a signed agreement. The shares do not have registration rights. The shares were valued on the date of issuance and $50,000 was expensed to services. A notice filing under Regulation D was filed with the SEC on October 4, 2013 with regard to this stock issuance.

On October 30, 2013, Fifth Avenue Law Group PLLC converted $50,000 of accounts payable into 50,000 shares of restricted common stock at $1.00 per share. The stock was valued on the date of issuance. The restricted common stock does not have registration rights.   A notice filing under Regulation D was filed with the SEC on November 26, 2013 with regard to this stock issuance.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2013 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
Equity compensation plan approved by shareholders	-	-	4,000,000
Equity compensation plan not approved by shareholders	-	-	-
Total	-	-	4,000,000

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended October 31, 2013 and 2012 and for the period from inception ( March 25, 2010) to October 31, 2013. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended
	October 31, 2013	October 31, 2012
(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$94,233	$-
Net loss	(7,609,827)	(5,550,190)
Net loss applicable to WestMountain Gold, Inc. common shareholders	(7,609,827)	(5,550,190)
Net loss per share	(0.32)	(0.28)

BALANCE SHEET DATA:
Total assets	1,501,259	1,229,192
Stockholders' deficit	(7,056,298)	(2,383,844)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an exploration stage mining company, in accordance with applicable guidelines of the SEC, which pursues gold projects that are expected to have low operating costs and high returns on capital.

We acquired TMC on February 28, 2011 and accounted for the transaction as a reverse acquisition using the purchase method of accounting, whereby TMC is deemed to be the accounting acquirer (legal acquiree) and WMTN to be the accounting acquiree (legal acquirer). Our financial statements before the date of the acquisition are those of TMC with the results of WMTN being consolidated from the date of the acquisition. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded. We adopted TMC’s fiscal year, which is October 31.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year:

	Years Ended October 31,
	2013	2012	$ Variance	% Variance

Revenue	$94	$-	$94	100.0%
Cost of sales	49	-	$49	-100.0%
Gross profit	45	-	$45	100.0%
Selling, general and administrative expenses	1,994	2,039	$(45)	2.2%
Exploration expenses	2,965	2,167	$798	36.8%
Operating loss	(4,914)	(4,206)	$(708)	16.8%
Other income (expense):
Interest expense	(547)	(1,344)	$797	59.3%
Financing fee	(149)	-	$(149)	-100.0%
Loss on derivative liability	(2,000)	-	$(2,000)	-100.0%
Total other expense	(2,696)	(1,344)	$(1,352)	-100.6%
Net loss	$(7,610)	$(5,550)	$(2,060)	-37.1%

YEAR ENDED OCTOBER 31, 2013 COMPARED TO THE YEAR ENDED OCTOBER 31, 2012

REVENUE

Revenue for the year ended October 31, 2013 increased $94,000 to $94,000 as compared to $0 for the year ended October 31, 2012. The revenue increase resulted from our first shipment of gold doré.

COST OF SALES

Cost of sales for the year ended October 31, 2013 increased $49,000 to $49,000 as compared to $0 for the year ended October 31, 2012. The cost of sales increase resulted from our first production of gold doré.

EXPENSES

Selling, general and administrative expenses for the year ended October 31, 2013 decreased $45,000 to $1,994,000 as compared to $2,039,000 for the year ended October 31, 2012. The decrease in selling, general and administrative expenses was due to reduced consulting expenses

Such expenses for the year ended October 31, 2013 and 2012 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant  issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

Exploration expenses for the year ended October 31, 2013 increased $798,000 to $2,965,000 as compared to $2,167,000 for the year ended October 31, 2012. The increase in exploration expenses was due to expenditures for the 2013 mining season. These expenditures included an upgrade of the pilot mill facility, construction of a C-130 aircraft capable runway, road construction and mine portal construction.

NET LOSS

Net loss for the year ended October 31, 2013 was $7,610,000 as compared to a net loss of $5,550,000 for the year ended October 31, 2012. The net loss for the year ended October 31, 2013 included $3,447,000 of non-cash expenses, including (i) $1,094,000 in expenses related to the issuance of common stock and warrants related to services; (ii) loss on derivative liability of $2,000,000; (iii) loss on forward sale contracts and loan agreements of $194,760 (See NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES for detail on forward sale contracts and loan agreements); and (iv) other expense totaling $158,000 during the year ended October 31, 2013. The net loss for the year ended October 31, 2012 included $1,993,000 in non-cash expenses, including (i) $628,000 in expenses related to the issuance of common stock and warrants related to services; (ii) $1,266,000 in warrant amortization expense; and (iii) other expense totaling $99,000 during the year ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of 82,000, a working capital deficit of approximately $8,402,000.   We had derivative liability that included warrants of $2,000,000 and forward contract of $795,000 as of October 31, 2013.

As of February 12, 2014, we have $2,852,115 plus accrued interest of $478,357 due to BOCO Investments LLC on two secured promissory notes that are now in default.  BOCO has demanded payment in full of all amounts due under these notes.  We are currently attempting to negotiate an extension or other modification of these notes as we do not have the ability to repay the amount due.  There can be no assurance that we will be able to renegotiate these promissory notes on terms that are favorable to the Company.  If we are not successful in negotiating an extension or other modification of these notes, the Company may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

We have budgeted expenditures for the TMC project for the next twelve months of approximately $2,900,000, depending on additional financing, for general and administrative expenses and exploration. We must expend an additional $2,100,000 for a total of $9,050,000 plus option payments of $450,000 by December 31, 2014 as an “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if we are unable to raise this capital, we will not be able to complete our earn in on this project.

We will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves. We must expend an additional $2.1 million by December 31, 2014 (subject to approval by Corvus of total expenditures) to achieve 80% earn in on the TMC project. If we are unable to raise this capital, we will not be able to complete the 80% earn in interest in the JV.

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

We have budgeted the following expenditures for the next twelve months of approximately $2,900,000, depending on additional financing, for general and administrative expenses and exploration to implement the business plan as described above.

Expenditures	$
Drilling costs		$250,000
Camp and labor costs		500,000
Claims payments		100,000
Mining and milling		500,000
Underground portal		475,000
Property payments		275,000
Total mining		$2,100,000

OPERATING ACTIVITIES

Net cash used in operating activities for the year ended October 31, 2013 was $2,941,000. This amount was primarily related to a net loss of $7,610,000, offset by an increase in accounts payable of $1,291,000 by depreciation and amortization and other non-cash expenses of $3,447,000 of non-cash expenses, including (i) $1,094,000 in expenses related to the issuance of common stock and warrants related to services; (ii) loss on derivative liability of $2,000,000; (iii) loss on forward contract of $195,000; and (iv) other expense totaling $158,000 during the year ended October 31, 2013.

INVESTING ACTIVITIES

Net cash used in investing activities for the year ended October 31, 2013 was $354,000. This amount was primarily related to capital expenditures of $254,000 and contractual rights of $100,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended October 31, 2013 was $3,289,000. This amount was primarily related to the proceeds from the issuance of common stock of $1,140,000, proceeds from the forward contract of $600,000, net proceeds from promissory notes of $944,000 and the issuance of preferred stock of $605,000.

Our unaudited contractual cash obligations as of October 31, 2013 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$855,000	$280,000	$200,000	$250,000	$125,000
Capital lease obligations	-	-	-	-	-
Note payable	3,083,248	3,083,248	-	-	-
Mining expenditures	2,100,000	2,100,000	-	-	-
Forward contracts	794,760	794,760	-	-	-
	$6,833,008	$6,258,008	$200,000	$250,000	$125,000

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates
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

Cash and Cash Equivalents
We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit.  As of October 31, 2013, we had no uninsured cash amounts.

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

We have access to the camp by airplane. The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure. It is approximately 1 1/2 miles from camp to the project area.  Power generation is by diesel generator at the camp. Fuel is brought in for the generators by a cargo plane to the airstrip.

Long-Lived Assets
We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of October 31, 2013, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
TMC operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. We exceeded the minimum requirements in 2013 and posted a reclamation bond of approximately $22,358 on December 20, 2013.

We expect to record reclamation bond as a liability in the period in which we are required to pay a reclamation bond. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in reclamation bond.

Mineral Exploration Costs
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

Commodity Price Risk

We are exposed to commodity price risks based on our forward sale contracts and loan agreements dated March 20, 2013, that specify repayment in gold. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

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

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of October 31, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting:

Lack of Segregation of Duties over Treasury Management: The Company currently lacks appropriate segregation of duties over treasury management. We expect to revise our procedures before the end of 2014.

Audit Committee: We formed an audit committee on October 26, 2012 which consists of two independent directors with significant financial experise.  An audit committee is expected to improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to expand the audit committee during 2014.

b) Changes In Internal Control Over Financial Reporting

During the quarter ended October 31, 2013, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of October 31, 2013 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

/s/ Gregory Schifrin	/s/ Loni Knepper
Gregory Schifrin	Loni Knepper
Chief Executive Officer	Chief Financial Officer

 ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended October 31, 2013 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of February 13, 2014, the name, age, and position of each executive officer and director and the tenure in office of each director of the Company.

Name	Age	Positions and Offices Held	Since
Gregory Schifrin	55	Director, President and Chief Executive Officer	February 28, 2011

James Baughman	57	Director, Chief Operating Officer and Senior Vice President (1)	February 28, 2011 - January 6, 2014

Mark Scott	60	Former Chief Financial Officer and Secretary (2)	February 28, 2011 - December 31, 2013

Michael Lavigne	55	Independent Director	August 24, 2011

Dale L. Rasmussen	62	Independent Director	October 24, 2012

Loni Knepper	43	Chief Financial Officer, Secretary and Treasurer	January 6, 2014

(1)  Mr. Baughman resigned as Director, Chief Operating Officer and Senior Vice President. The Board ratified his resignation on February 7, 2014..
(2)  Mr. Scott resigned as CFO and Secretary effective December 31, 2013.

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

From February 2011 to the present Mr. Schifrin was the President and CEO and Director of WestMountain Gold, Inc. From March 2010 to the present Mr. Schifrin was the President and CEO of Terra Mining Corp. From December 2007 to the present Mr. Schifrin was the President and Director of Silver Verde May Mining Corporation. During his tenure Mr. Schifrin managed corporate finance, accounting, legal and regulatory requirements, exploration, geologic evaluation, project generation and land acquisition.

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

From October 1992 to the Present, Mr. Schifrin co-founded Selkirk Environmental, Inc., an environmental consulting and service company, where he managed environmental regulatory compliance, risk analysis, pollution cleanup and environmental assessment for public and private clients.

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

Other Executive Officers

Loni Knepper

Mrs. Knepper has more than twenty years of experience in accounting and finance in both publicly and privately held companies.  She held finance roles at Coeur d’Alene Mines Corporation from January, 2011 through October, 2013. Prior to that she served as Chief Executive Officer for Background Source, Intl. from April, 2009 through January, 2011. She held several senior finance roles at Coldwater Creek, a publicly traded company,  from June, 2006 through December, 2009.  In addition, she has served as the Chief Financial Officer at Mulberry Neckwear, Illuminations, and MV Transit. She has also held senior level finance roles at Ask.com, a publicly traded company.  Mrs. Knepper is a Certified Management Accountant with degrees in Accounting (BS) from the University of Nevada – Reno and a Master’s Degree in Business Administration with a concentration in Finance (MBA) from Golden Gate University.

Family Relationships

There are no family relationships among our directors and executive.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

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

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominations and Governance Committee and the Compensation Committee. The Committees were formed October 26, 2012 and held their first meeting in December, 2012. The Audit and Compensation committees are comprised solely of non-employee, independent directors. The Nominations and Governance committee has one management director. We expect to add one independent director to the Audit and Compensation Committees in 2014. Charters for each committee are available on our website at www.westmountaingold.com. The table below shows current membership for each of the standing Board committees.

Audit	Compensation	Nominating

Dale L. Rasmussen (Chairman)	Michael Lavigne (Chairman)	Michael Lavigne (Chairman)
Michael Lavigne	Dale L. Rasmussen	Dale L. Rasmussen
Gregory Schifrin

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year that ended on October 31, 2013 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this proxy statement. Further, during this period, no executive officer of the Company served as:

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

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The Compensation Committee was formed October 26, 2012 and held its first meeting on December 13, 2012. The Compensation Committee members are Michael Lavigne (Chairman), and Dale L. Rasmussen. We expect to add one independent director to the Compensation Committee in 2014.

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers who served during the year ended October 31, 2013. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for named executive officers must be managed to what we can afford and in a way that allows us to meet our goals for overall performance. During 2013, the Compensation Committee and the Board compensated its Chief Executive Officer and Chief Operating Officer with a monthly salary fee of $10,000. During 2013, the Committee compensated its Chief Financial Officer with a $8,000 monthly salary. This compensation reflected the financial condition of the Company. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended October 31, 2013

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the fiscal year ended October 31, 2013. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For fiscal 2013, the principal components of compensation for named executive officers were base salary and consulting fees.

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

Base salaries for the Company’s named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. During 2013, the Compensation Committee and the Board compensated its Chief Executive Officer and Chief Operating Officer with a monthly salary fee of $10,000. During 2013, the Committee compensated its Chief Financial Officer with a $8,000 monthly salary. This compensation reflected our financial condition.

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s named executive officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the named executive officers during 2013 based on our financial condition.

Ownership Guidelines

We do not require our named executive officers to hold a minimum number of our shares. However, to directly align the interests of executive officers with the interests of the stockholders, we encourage each named executive officer to maintain an ownership interest in the Company.

Stock Option Program

Stock options are an integral part of our executive compensation program. They are intended to encourage ownership and retention of the Company’s common stock by named executive officers and employees, as well as non-employee members of the Board. Through stock options, the objective of aligning employees’ long-term interest with those of stockholders may be met by providing employees with the opportunity to build a meaningful stake in the Company.

The Stock Option Program should assist us by:

- enhancing the link between the creation of stockholder value and long-term executive incentive compensation;

- providing an opportunity for increased equity ownership by executive officers; and

- maintaining competitive levels of total compensation.

Stock option award levels are determined by the Compensation Committee and vary among participants’ positions within the Company. Newly hired executive officers or promoted executive officers are generally awarded stock options, at the discretion of the Compensation Committee, at the next regularly scheduled Compensation Committee meeting on or following their hire or promotion date. In addition, such executives are eligible to receive additional stock options on a discretionary basis after performance criteria are achieved.

Options are awarded at the closing price of our common stock on the date of the grant or last trading day prior to the date of the grant. The Compensation Committee’s policy is not to grant options with an exercise price that is less than the closing price of the Company's common stock on the grant date.

Generally, the majority of the options granted by the Compensation Committee are expected to vest quarterly over two to three years or annually over five years of the 5-10-year option term. Vesting and exercise rights cease upon termination of employment and/or service, except in the case of death (subject to a one year limitation), disability or retirement. Stock options vest immediately upon termination of employment without cause or an involuntary termination following a change of control. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

The Named Executive Officers did not receive any stock option grants during the year ended October 31, 2013.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the named executive officers.

Perquisites and Other Personal Benefits

During the year ended October 31, 2013, we provided the named Chief Executive, Operating and Financial Officers with medical insurance. No other personal benefits were provided.

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

Summary Compensation Table

Name	Principal Position		Salary ($)	Bonus ($)	Stock Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Gregory Schifrin (1)	Chief Executive Officer, Director	10/31/2013	$120,000	$-	$50,000	$-	$-	$-	$170,000
		10/31/2012	$120,000	$-	$-	$-	$-	$-	$120,000
		10/31/2011	$120,000	$-	$30,000	$-	$-	$-	$150,000

James Baughman (2)	Chief Operating Officer, Director	10/31/2013	$120,000	$-	$50,000	$-	$-	$-	$170,000
		10/31/2012	$120,000	$-	$-	$-	$-	$-	$120,000
		10/31/2011	$120,000	$-	$30,000	$-	$-	$-	$150,000

Mark Scott (3)	Former Chief Financial Officer, Secretary	10/31/2013	$96,000	$-	$50,000	$-	$-	$-	$146,000
		10/31/2012	$96,000	$-	$-	$-	$-	$-	$96,000
		10/31/2011	$96,000	$-	$87,200	$-	$-	$-	$183,200

(1)  During the year ended October 31, 2013, 2012 and 2011, Mr. Schifrin was paid a monthly salary of $10,000. The 2013 stock award amount for 50,000 shares of restricted common stock issued by us on June 6, 2013 at the grant date market value of $1.00 per share.  The 2011 stock option grant amount reflects 100,000 shares issued by us on August 24, 2011 at the grant date market value of $0.30 per share.

(2)  During the year ended October 31, 2013, 2012 and 2011, Mr. Baughman was paid a monthly salary of $10,000 The 2013 stock award amount for 50,000 shares of restricted common stock issued by us on June 6, 2013 at the grant date market value of $1.00 per share.  The 2011 stock option grant amount reflects 100,000 shares issued by us on August 24, 2011 at the grant date market value of $0.30 per share.

(3)  During the year ended October 31, 2013 and 2012, Mr. Scott was paid a monthly salary of $8,000. The 2011 amount for Mr. Scott includes salary since the Employment Agreement was signed on April 9, 2011 and consulting fees paid from December 8, 2010 to April 8, 2011. The 2013 stock award amount for 50,000 shares of restricted common stock issued by us on June 6, 2013 at the grant date market value of $1.00 per share.  The 2011 stock option grant amount 236,000 shares of restricted common stock issued by us on during the year ended at October 31, 2011 per Mr. Scott’s Consulting and Employment Agreements and valued at $.369 per share or $87,200.

(4) These amounts reflect the grant date market value as required by Regulation S-K Item 402(r)(2), computed in accordance with FASB ASC Topic 718.

Grants of Stock Based Awards in Fiscal Year Ended October 31, 2013

The Board approved the following performance-based incentive compensation to the Named Executive Officers during 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of	All Other Option Awards Number of Securities	Exercise of Base Price of	Grant Date Fair Value of
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#) (1)	Underlying Option (#) (2)	Option Awards ($/Sh)	Stock and Option Awards
Gregory Schifrin		$-	$-	$-	-	-	-	50,000	-	$-	$1.00

James Baughman		$-	$-	$-	-	-	-	50,000	-	$-	$1.00

Mark Scott		$-	$-	$-	-	-	-	50,000	-	$-	$1.00

Loni Knepper		$-	$-	$-	-	-	-	-	-	$-	-

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation program.

EMPLOYMENT AGREEMENTS

Employment Agreements

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin, which was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Schifrin Agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin is also eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days’ notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus, any accrued vacation and employee benefit programs for up to one year.

On October 1, 2010, TMC signed an Employment Agreement with James Baughman, which was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Baughman Agreement, Mr. Baughman was appointed Chief Operating Officer for an indefinite period at a salary of $120,000 per year. Mr. Baughman is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Baughman is also eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Baughman may resign with 60 days’ notice. If Mr. Baughman is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his last year’s bonus, any accrued vacation and employee benefit programs for up to one year.

On April 18, 2011, we entered into an Employment Agreement with Mark Scott as the Company’s Chief Financial Officer, which was effective April 9, 2011. The Scott Employment Agreement replaced the Scott Consulting Agreement dated February 18, 2011 and which expired on April 8, 2011.

Under the terms of the Scott Employment Agreement, Mr. Scott was appointed Chief Financial Officer for an indefinite period at a salary of $96,000 per year plus incentive compensation of $3,000 per month. Mr. Scott is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Scott is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits, life and disability insurance. Mr. Scott may resign with 60 days’ notice. If Mr. Scott is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, one times his annual salary, one times his targeted annual bonus, two times his last year’s bonus, any accrued vacation and two times his last year’s bonus, any accrued vacation and employee benefit programs for up to two years. If Mr. Scott resigns for good cause, he is to receive in a lump sum, two times his annual salary and employee benefit programs for up to two years.

On November 15, 2013, Mark Scott and the Company entered into Separation Agreement and Full Release of Claims (the “Separation Agreement”), wherein Mr. Scott will stay with the Company until December 31, 2013 as Chief Financial Officer, primarily to complete the Company’s filing of its 2013 Form 10-K. Mr. Scott did not resign due to any disagreement with the Company relating to the Company’s operations, policies or practices.  Pursuant to the Separation Agreement, the Company agreed to provide the following consideration to Mr. Scott:

☐
The Company agrees to pay $48,000 in accrued and unpaid salary and unpaid expenses of approximately $4,500 by December 31, 2013 or when financing complete out of funds (but no later than March 31, 2014) received from gold sales or other equity and debt financing, in full satisfaction of any and all accrued but unpaid salary and expenses.

☐	Issuance of 63,000 shares of Company common stock within eight days of the effective date of the Separation Agreement (issued).

☐	Salary remains at $96,000 per year up through December 31, 2013 and health benefits continue through that same time period. No future bonuses will be accrued after December 31, 2013.

☐	Issuance of 96,000 restricted shares of West Mountain Gold, Inc. stock within thirty days of the effective date of the Separation Agreement (issued).

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

As used herein, “Good Cause” means the occurrence of one of the following events without the Executive’s express written consent:

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

Gregory Schifrin Termination Payments

The following table shows the potential payments upon termination for Gregory Schifrin:

(1)         Reflects twenty four month’s severance to be paid upon termination without cause and twenty four months upon termination within six months of a change of control within or any good cause termination.
(2)         Twelve months of benefit plan coverage unless insured elsewhere.
(3)         Reflects the value of vacation pay accrued as of October 31, 2013.

DIRECTOR COMPENSATION

We use stock grants to incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by us for members of the Board. During the year ended October 31, 2013, Gregory Schifrin and James Baughman did not receive any compensation for their services as a director.  The compensation disclosed in the Summary Compensation Table on page 44 represents the total compensation.

Director Summary Compensation Table

The table below summarizes the compensation paid by us to non-employee directors during the year ended October 31, 2013.

Name	Stock Awards (1)	Option Awards	Total
Michael Lavigne	$50,000	$-	$50,000

Dale L. Rasmussen	$25,000	$-	$25,000

Kevin Cassidy	$50,000	$-	$50,000

Total	$125,000	$-	$125,000

(1) These amounts reflect the grant date fair value as required by Regulation S-K Item 402, computed in accordance with FASB ASC Topic 718.  The stock awards (Michael Lavigne- 50,000 shares, Dale Rasmussen- 25,000 shares and Kevin Cassidy- 50,000 shares) were issued at the fair value of $1.00 per share date grant market value on June 6, 2013.

(2) Mr. Cassidy was not nominated for re-election for 2013 and as a result his tenure as a director ended on February 28, 2013.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash. Capital Peak Partners LLC, an entity affiliated with Michael Lavigne, was paid $97,500 and $90,000 during the years ended October 31, 2013 and 2012, respectively. The fees were paid to consultants consulting services and Mr. Lavigne did not receive any of the payments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of February 12, 2014:

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

	Shares Beneficially Owned
	Amount	%
Directors and Officers
Gregory L. Schifrin/Mining Minerals LLC (1)	3,968,750	15.6%
James G. Baughman/Mining Minerals LLC (2)	2,752,500	10.8%
Mark Scott (5)	531,000	2.1%
Michael Lavigne/Capital Peak Partners LLC/Silver Verde May Mining Company, Inc. (4)	2,003,133	7.7%
Dale Rasmussen	50,000	*
Total Directors and Officers as a Group (5 total)	9,305,383	36.5%

	Shares Beneficially Owned
	Amount	%
Greater than 5% Ownership

Gregory Schifrin/ Mining Minerals LLC (1)	3,968,750	15.6%
WestMountain Gold, Inc.
120 Lake Street, Suite 401
Sandpoint, ID 83864

James Baughman/ Mining Minerals LLC (2)	2,752,500	10.8%
WestMountain Gold, Inc.
2186 S. Holly St., Suite 104
Denver, CO 80222

BOCO Investments LLC/ Joseph Zimlich (3)	11,247,615	34.3%
262 East Mountain Avenue
Fort Collins, CO 80524

Michael Lavigne (Capital Peak Partners LLC and Silver Verde May Mining (4)	2,003,133	7.7%
Company, Inc.)
602 Cedar St, Suite 205
Wallace, ID 83873

(1) Reflects the shares beneficially owned by Gregory Schifrin and affiliated entities.

(2) Reflects the shares beneficially owned by James Baughman and affiliated entities.  Mr. Baughman resigned as a Director and Officer and the Board accepted his resignation on February 7, 2014.

(3) Reflects shares beneficially owned by BOCO and affiliated entities, (i) including the potential conversion of $1,852,115 of debt that is due and payable by the Company on October 31, 2013, that as of February 12, 2014, is convertible along with accrued interest into Company common stock at a rate of $0.75 per share (ii) the potential conversion of $250,000 of Series A Convertible Preferred Stock; (iii) Promissory Notes totaling $500,000 that is due on October 31, 2013 and December 31, 2013; (iv) and various warrants  that Mr. Schifrin has the right to exercise in sixty days.

(4) Reflects the shares beneficially owned by Michael Lavigne and affiliated entities, including warrants for 531,133 shares that Mr. Lavigne has the right to acquire in sixty days.

(5) Mr. Scott resigned effective December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended October 31, 2013 are detailed in Note 3 to the Company’s  Financial Statements filed with this Form 10-K.

Our independent non-employee directors are not compensated in cash. Capital Peak Partners LLC, an entity affiliated with Michael Lavigne, was paid $97,500 and $90,000 during the years ended October 31, 2013 and 2012, respectively. The fees were paid to consultants consulting services and Mr. Lavigne did not receive any of the payments.

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

The Audit Committee is responsible for reviewing and approving all transactions with related persons. In 2013, The Board reviewed all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed.

Director Independence

The Board has affirmatively determined that each of Messrs. Lavigne and Rasmussen is an independent director.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We formed an Audit Committee on October 26, 2012. The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Board subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Board responsibilities under the Exchange Act. During fiscal year ended October 31, 2013, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Board engaged PMB Helin Donovan, LLP to perform an annual audit of our financial statements for the year ended October 31, 2013, and 2012. The following is the breakdown of aggregate fees paid to the auditors for the Company for the periods indicated:

	Years Ended
	October 31, 2013	October 31, 2012
Audit fees	$6,000	$12,220
Audit related fees	$13,500	$20,100
Tax fees	$5,250	$6,220
All other fees	$-	$-

	$24,750	$38,540

- “Audit Fees” are fees billed by PMB Helin Donovan, LLP for the audit of our financial statements for the years ended October 31, 2013 and 2012.

- “Audit-Related fees” are fees billed by PMB Helin Donovan, LLP to us for services not included in audit fees, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings for the years ended October 31, 2013, 2012 and 2011.

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

Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during the fiscal year ended October 31, 2013 its executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions:

1.	A Form 4 for Capital Peak Partners LLC dated November 26, 2012 and required to be filed on November 28, 2012 and was filed on March 11, 2013.

2.	A Form 4 for Capital Peak Partners LLC dated May 29, 2013 and required to be filed on May 31, 2013 and was filed on June 5, 2013.

3.	A Form 13D’s for Capital Peak Partners LLC dated November 26, 2012 and required to be filed on December 4, 2012 was filed on March 13, 2013.

4.	A Form 4 for BOCO Investments LLC dated May 7, 2013 and required to be filed on May 9, 2013 was filed on May 30, 2013.

5.	A Form 13D for BOCO Investments LLC dated May 7, 2013 and required to be filed on May 13, 2013, was filed on May 28, 2013.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Title of Document	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of October 31, 2013 and 2012	F-2

Consolidated Statements of Operations for the year ended October 31, 2013 and 2012 and the period from inception of March 25, 2010 to October 31, 2013	F-3

Consolidated Statements of Changes in Stockholders' Deficit for the year ended October 31, 2013 and 2012 and the period from inception of March 25, 2010 to October 31, 2013	F-4

Consolidated Statements of Cash Flows for the for the year ended October 31, 2013 and 2012 and the period from inception of March 25, 2010 to October 31, 2013	F-5

Notes to the Financial Statements	F-6

(b) EXHIBITS:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment dated February 28, 2013. (2)

3.3	Bylaws (1)

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (13)

4.1	WestMountain Gold, Inc. 2012 Stock Incentive Plan. (3)

10.1
Exploration, Development and Mine Operating Agreement dated September 15, 2010 by and between Raven Gold Alaska Inc., International Tower Hills Mines, Terra Gold Corporation and Terra Mining Corporation. (4)

10.2	Amended Porterfield Lease dated February 18, 2011 by and between Terra Gold Corp and Ben Porterfield (5)

10.3	Amended and Restated Revolving Credit Loan and Security Agreement dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (6)

10.4	Amended and Restated Secured Convertible Promissory Note dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (6)

10.5	Consulting Agreement dated September 11, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (6)

10.6	Warrant to Purchase Stock dated October 1, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (6)

10.7	Warrant to Purchase Stock dated October 1, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (6)

10.8	Letter of Intent dated February 19, 2013 by and between Terra Gold Corporation and Raven Gold Alaska, Inc. (7)

10.9	Loan Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (8)

10.10	Promissory Note dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (8)

10.11	Security Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (8)

10.12	Warrant for the Purchase of Common Stock dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (8)

10.13	Loan Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (9)

10.14	Promissory Note dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (9)

10.15	Security Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (9)

10.16	Warrant for the Purchase of Common Stock dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (9)

10.17	First Amendment to Amended and Restated Secured Convertible Promissory Note dated August 1, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (10)

10.18	Form of Warrant for the Purchase of Preferred Stock (12)

10.19	Form of Warrant for the Purchase of Common Stock (12)

10.20	Form of Subscription Agreement for the Purchase of Preferred Stock (12)

10.21	2186 S. Holly Commercial Lease Agreement signed September 3, 2012 by and between James Baughman and 2186 S. Holly LLC. (12)

10.22	Commercial Lease Amendment II signed June 5, 2013 by and between WestMountain Index Advisor, Inc. and Waterfront Property Management LLC. (12)

10.23	Commercial Lease April 1, 2011 by and between WestMountain Index Advisor, Inc. and Waterfront Property Management LLC. (12)

14.1	Code of Conduct & Ethics dated November 30, 2012. (11)

21.1	Subsidiaries (12)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (12)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (12)

32.1	Section 906 Certifications (12)

32.2	Section 906 Certifications (12)

99.1	Audit Committee Charter dated November 30, 2012. (11)

99.2	Compensation Committee Charter dated November 30, 2012. (11)

99.3	Nominations and Governance Committee Charter dated November 30, 2012. (11)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (14)

(1) Previously filed with Form SB-2 Registration Statement, January 2, 2008 (in the case of the Articles of Incorporation, as amended per the 8-K filed on Oct. 12, 2010).
(2) Attached as an exhibit to the Company’s Form 8-K dated March 8, 2013 and filed with the SEC on March 12, 2013.
(3) Filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 31, 2013, and hereby incorporated by reference.
(4) Attached as an exhibit to the Company’s Form 8-K dated February 28, 2011 and filed with the SEC on March 4, 2011.
(5) Attached as an Exhibit to the Company’s Form 10-K dated October 31, 2011 and filed with the SEC on December 20, 2011.
(6) Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012.
(7) Attached as an exhibit to the Company’s Form 8-K dated February 19, 2013 and filed with the SEC on February 26, 2013.
(8) Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013.
(9) Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013.
(10) Attached as an exhibit to the Company’s Form 8-K dated August 29, 2013 and filed with the SEC on August 30, 2013.
(11) Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012.
(12) Filed herewith.
(13) Attached as an exhibit to the Company’s Form 8-K dated December 3, 2013 and filed with the SEC on December 6, 2013.
(14) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
WestMountain Gold, Inc.:

We have audited the accompanying consolidated balance sheets of WestMountain Gold, Inc. (the “Company”) (an exploration stage company) as of October 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period from March 25, 2010 (“Inception”) through October 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Gold, Inc. as of October 31, 2013 and 2012, and the results of its operations and its cash flows for the period from Inception through October 31, 2013, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has sustained a net loss from operations and has an accumulated deficit during the exploration stage.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP February 13, 2014 Seattle, Washington

WESTMOUNTAIN GOLD, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	October 31, 2013	October 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$82,376	$88,870
Prepaid expenses	6,355	7,017
Inventory	66,485	-
Total current assets	155,216	95,887

EQUIPMENT, NET	528,973	417,802

OTHER ASSETS
Contractual rights	800,000	700,000
Mining claims	11,820	13,453
Security deposits	5,250	2,050

TOTAL ASSETS	$1,501,259	$1,229,192

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,315,070	781,631
Accounts payable - related parties	697,127	511,270
Accrued expenses	216,078	128,559
Accrued Interest	394,274
Accrued expenses - related parties	57,000	52,611
Forward contract	794,760	-
Derivative liability - warrants	2,000,000	-
Promissory notes	3,083,248	2,138,965
Total current liabilities	8,557,557	3,613,036

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.10 par value; 987,900 shares authorized, 0 shares issued and outstanding at October 31, 2013 and 2012, respectively	-	-
Preferred Series A Convertible Stock, $.10 par value; 12,100 shares authorized, 12,100 and -0- shares issued and outstanding at October 31, 2013 and 2012, respectively	1,210	-
Common stock - $0.001 par value, 200,000,000 shares authorized, 24,659,832 and 21,382,776 shares issued and outstanding at October 31, 2013 and 2012, respectively	24,659	21,383
Additional paid in capital	10,608,128	7,675,241
Accumulated deficit	(17,690,295)	(10,080,468)
Total stockholders' deficit	(7,056,298)	(2,383,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,501,259	$1,229,192

The accompanying notes are an integral part of these consolidated financial statements.

WESTMOUNTAIN GOLD, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

			From March 25, 2010
	Years Ended		(Inception)
	October 31, 2013	October 31, 2012	to October 31, 2013
REVENUE	$94,233	$-	$94,233
COST OF SALES	49,000	-	49,000
GROSS PROFIT	45,233	-	45,233
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,993,995	2,039,332	6,185,936
EXPLORATION EXPENSE	2,965,309	2,167,052	6,593,544
OPERATING LOSS	(4,914,071)	(4,206,384)	(12,734,247)

OTHER INCOME (EXPENSE):
Interest expense, net	(546,767)	(1,343,806)	(1,902,814)
Consulting income - Terra Mining Corporation	-	-	50,400
Financing fee	(148,989)	-	(203,634)
Merger expense	-	-	(900,000)
Loss on change - derivative liability warrants	(2,000,000)	-	(2,000,000)
Total other expense	(2,695,756)	(1,343,806)	(4,956,048)

LOSS BEFORE INCOME TAXES	(7,609,827)	(5,550,190)	(17,690,295)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(7,609,827)	$(5,550,190)	$(17,690,295)

Basic and diluted loss per common share attributable to WestMountain Gold, Inc. and subsidiaries common shareholders-

Basic and diluted loss per share	$(0.32)	$(0.28)

Weighted average shares of common stock outstanding-
basic and diluted	23,737,492	19,965,241

The accompanying notes are an integral part of these consolidated financial statements.

WESTMOUNTAIN GOLD, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

							Total
	Preferred Stock		Common Stock			Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	APIC	Deficit	Deficit
Balance as of March 25, 2010	-	$-	-	$-	$-	$-	$-
Effect of Reverse Merger	-	-	8,828,313	8,828	219,174	-	228,002
Net loss for the period of inception from March 25, 2010 to October 31, 2010	-	-	-	-	-	(495,018)	(495,018)
Balance as of October 31, 2010	-	$-	8,828,313	$8,828	$219,174	$(495,018)	$(267,016)

Issuance of common stock for services	-	-	686,000	686	221,514	-	222,200
Issuance of common stock for mineral rights	-	-	500,000	500	249,500	-	250,000
Warrants issued for consulting services	-	-	-	-	537,000	-	537,000
Issuance of common stock for conversion of demand promissory notes	-	-	1,000,000	1,000	499,000	-	500,000
Warrant issued for merger and acquisitions expenses	-	-	-	-	900,000	-	900,000
Stock issued for cash under private placements net of cost	-	-	2,552,041	2,552	1,661,877	-	1,664,429
Issuance of common stock for liability conversions	-	-	228,000	228	113,772	-	114,000
Issuance of common stock related to the exercise of warrants	-	-	4,656,000	4,656	925	-	5,581
Net loss	-	-	-	-	-	(4,035,260)	(4,035,260)
Balance as of October 31, 2011	-	$-	18,450,354	$18,450	$4,402,762	$(4,530,278)	$(109,066)

Issuance of common stock for services	-	-	215,000	215	184,785	-	185,000
Issuance of common stock for joint venture agreement	-	-	500,000	500	249,500	-	250,000
Stock issued for cash under private placements net of cost	-	-	1,715,422	1,715	1,277,886	-	1,279,601
Issuance of common stock related to the exercise of warrants	-	-	207,000	207	(200)	-	7
Issuance of common stock related to convertible debentures	-	-	295,000	296	294,704	-	295,000
Warrant amortization expense	-	-	-	-	1,265,804	-	1,265,804
Net loss	-	-	-	-	-	(5,550,190)	(5,550,190)
Balance as of October 31, 2012	-	$-	21,382,776	$21,383	$7,675,241	$(10,080,468)	$(2,383,844)

Issuance of common stock and warrants for services	-	-	1,129,155	1,128	1,178,160	-	1,179,288
Issuance of common stock for offering reprice	-	-	628,233	628	(628)	-	-
Stock issued for cash under private placements net of cost	-	-	1,519,668	1,520	1,138,232	-	1,139,752
Issuance of common stock related to the exercise of warrants	-	-	-	-	-	-	-
Issuance of common stock related to convertible debentures	-	-	-	-	-	-	-
Warrant amortization expense	-	-	-	-	13,333	-	13,333
Issuance of preferred stock	12,100	1,210	-	-	603,790		605,000
Net loss	-	-	-	-	-	(7,609,827)	(7,609,827)
Balance as of October 31, 2013	12,100	$1,210	$24,659,832	$24,659	$10,608,128	$(17,690,295)	$(7,056,298)

The accompanying notes are an integral part of these consolidated financial statements.

WESTMOUNTAIN GOLD, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended		From March 25, 2010 (Inception)
	October 31, 2013	October 31, 2012	to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,609,827)	$(5,550,190)	$(17,690,295)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	144,701	99,433	246,711
Warrant amortization expense	13,333	1,265,804	1,279,137
Issuance of common stock and warrants for services and expenses	1,093,988	627,507	3,494,695
Loss on forward contract	194,760	-	194,760
Loss on derivative liability	2,000,000	-	2,000,000
Issuance of common stock per-merger	-	-	48,202
Changes in operating assets and liabilities:
Prepaid expenses	662	231,843	(60,131)
Other assets	(3,200)	-	(5,250)
Inventory	(66,485)	-	(66,485)
Accrued Interest	351,693	99,046	351,693
Accounts payable - trade and accrued expenses	939,085	46,417	2,369,962
CASH (USED IN) OPERATING ACTIVITIES	(2,941,290)	(3,180,140)	(7,837,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(254,239)	(103,532)	(771,769)
Cash acquired in merger	-	-	101,252
Contractual rights	(100,000)	(100,000)	(400,000)
Cash paid for mining claims	-	-	(15,903)
NET CASH (USED IN) INVESTING ACTIVITIES:	(354,239)	(203,532)	(1,086,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	944,283	2,183,150	3,757,433
Forward contract	600,000	-	600,000
Repayment of debenture notes	-	-	(630,000)
Proceeds from demand promissory notes	-	-	550,000
Proceeds from the issuance of preferred stock	605,000	-	605,000
Proceeds form the issuance of common stock per-merger	-	-	34,000
Proceeds from the issuance of common stock	1,139,752	1,279,601	4,089,364
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,289,035	3,462,751	9,005,797

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,494)	79,079	82,376

CASH AND CASH EQUIVALENTS, beginning of period	88,870	9,791	-

CASH AND CASH EQUIVALENTS, end of period	$82,376	$88,870	$82,376

Supplemental disclosures of cash flow information:
Interest paid	$-	$481	$29,588
Taxes paid	$-	$-	$-

WestMountain items acquired in merger:
Other current assets	$-	$-	$44,670
Fixed assets	$-	$-	$649
Accounts payable and other accrued liabilities	$-	$-	$(86,815)

Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$85,300	$-	$85,300
Stock issuance for contractual rights	$-	$-	$400,000
Common stock issued for convertible notes	$-	$102,500	$602,500

The accompanying notes are an integral part of these consolidated financial statements.

WESTMOUNTAIN GOLD, INC. AND SUBSIDIARIES
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

THE COMPANY AND OUR BUSINESS

WestMountain Gold, Inc. (“WMTN” or the “Company”) is an exploration stage mining company, in accordance with applicable guidelines of the SEC, which pursues gold projects that are expected to have low operating costs and high returns on capital.

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

WMTN’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), is a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) on a high-grade gold system called the TMC project. The Company is currently focused on mineral production from mineralized material at this project in the state of Alaska. The TMC project consists of 344 Alaska state mining claims plus an additional 5 unpatented lode mining claims held under lease (subject to a 3-4% net smelter return (“NSR”) royalty to the lesser, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of high-grade gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2013 were renewed in 2010.  The $92,560 of fees to maintain the Terra claims through 2014 were paid by the Company on November 18, 2013.  The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

The Company is considered and exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at the TMC project.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and exploration expenditures, have been expensed as incurred and therefore do not appear as assets on our balance sheet.  We expect construction expenditures and underground mine exploration and capital improvements will continue during 2014 and subsequent years. We expect to remain as an exploration stage company for the foreseeable future. We do not exit the exploration stage until such time that we demonstrate the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

As of February 13, 2014, we have $2,852,115 plus accrued interest of $495,938 due to BOCO Investments LLC on three secured promissory notes that are now in default.  We are currently attempting to negotiate an extension or other modification as we do not have the ability to repay the amount due. The Company has budgeted expenditures for the TMC project for the next twelve months of approximately $2,900,000, depending on additional financing, for general and administrative expenses and exploration. The Company must expend an additional $2,100,000 for a total of $9,500,000 plus option payments of $450,000 by December 31, 2014 as an “earn in” on the TMC project to own rights to 80% of the project.  Even if economic reserves are found, if the Company is unable to raise this capital, it will not be able to complete its earn in on this project.

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

NOTE 2. GOING CONCERN

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of October 31, 2013, the Company had no uninsured cash amounts.

Metal and Other Inventory

Inventories were $66,485 and $0 as of October 31, 2013 and 2012, respectively. Inventories include doré. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

Prepaid expenses
Prepaid expenses were $6,355 and $7,017 as of October 31, 2013 and 2012, respectively. The prepaid expenses primarily reflect expenses that are being amortized over the life of the service agreements.

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

Mineral properties are periodically assessed for impairment of value and any diminution in value. The Company has access to the camp by airplane. There is road access from camp to the project area where drilling and bulk sampling mining occurs. It is approximately 1 1/2 miles from camp to the project area.  Power generation is by diesel generator at the camp. Fuel is brought in for the generators by a cargo plane to the airstrip.

 Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of October 31, 2013, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
The Company operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. The Company exceeded the minimum requirements in 2013 and posted a reclamation bond of $22,358 on December 23, 2013.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Inputs			Carrying Amount at
Financial Instruments	Level 1	Level 2	Level 3	October 31, 2013

Liabilities:
Forward contract	$-	$794,760	$-	$794,760
Derivative Instruments -Warrants	$-	$2,000,000	$-	$2,000,000

Total	$-	$2,794,760	$-	$2,794,760

Market price and estimated fair value of common stock:

October 31, 2013
Market price and estimated fair value of common stock:	$1.06
Exercise price	$0.75
Expected term (years)	4.8 years
Dividend yield	-
Expected volatility	112%
Risk-free interest rate	0.95%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at October 31, 2013 and 2012 based upon the short-term nature of the assets and liabilities.

Derivative Instruments – Warrants
May and June 2013, the Company received a total of $1.0 million and entered into Promissory Notes, Security a Agreement, Loan Agreement and Warrants to Purchase Stock Agreement (collectively, the “Transaction Documents”) with BOCO Investments LLC, (“BOCO”).

In addition, the Company issued Warrants to purchase 2,500,000 shares of common stock at an exercise price that is the lesser of $0.75 per s hare or a price per s hare equal to eighty percent (80%) of the lowest price at which a common s hare in the Company has been issued in any round of financing commenced or closed after the date of this Warrant and prior to Holder’s exercise of its rights under the Warrant. The Warrants expire five years from the issuance date in 2018. There are no registration requirements. The Trans action Documents place certain operating restrictions on the Company.

These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

During 2013, the Company recognized $2,000,000 of other expense resulting from the increase in the fair value of the warrant liability at October 31, 2013.

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

Forward Contract
On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000. The Company is required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013. As of October 31, 2013, the value of the gold obligation is $794,760.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.

On November 1, 2013, the Company settled with one of the parties that had a forward sale and loan agreement for 200 ounces of gold for 310,000 shares of common stock valued at $1.00 and warrants for an additional 310,000 shares of common stock with an exercise price of $1.50 per share.  As of the date of this filing, the Company is in default under the other agreements and is still negotiating with the other two investors to reach a settlement agreement with them.

Mineral Exploration Costs
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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of October 31, 2013, the Company had (i) warrants for the purchase of 16,505,308 common shares; (ii) 2,083,248 common shares related promissory notes; (iii) 605,000 common shares related to the conversion of Series A Convertible Preferred Stock; (iv) 159,000 shares due to Mark Scott under his Separation Agreement and Full Release of Claims dated November 15, 2013; and (v) 250,000 shares of common stock to be issued in 2014 to International Tower Hill Ltd. which were considered but were not included in the computation of loss per share at October 31, 2013 because they would have been anti-dilutive.

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

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for the Company’s first quarter of fiscal year 2015.  The Company does not believe the adoption of ASU 2013-04 will have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012.  The Company does not believe the adoption of ASU 2013−02 in the first quarter of fiscal year 2014 will have a material impact on the measurement of net earnings or other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on the Company’s financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments” to the FASB Accounting Standards Codification (the “Codification”). The corrections and improvements include technical corrections based on feedback on the Codification and conforming amendments primarily related to fair value in areas outside of ASC 820. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics and became effective for the Company on December 20, 2012.  The adoption of ASU 2012-04 did not have a material effect on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012−02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material effect on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011−12, Comprehensive Income. The amendments in ASU 2011-12 supersede certain pending paragraphs in ASU 2011−05, Presentation of Comprehensive Income to effectively defer only those changes in ASU 2011−05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements became effective in the first quarter of fiscal 2013.  The adoption of ASU 2011−12 did not impact the Company’s measurement of net earnings or other comprehensive income.

NOTE 4. TMC PROJECT AND AGREEMENTS

Summary

Gregory Schifrin, our CEO, has worked as a geologist and manager for 28 years in mining and mineral exploration industry where he has been involved in precious, base metals, and uranium exploration and development. Mr. Schifrin has provided technical services and project management for major and junior mining companies.

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

Because of limited staff, the Company relies on Minex Exploration and other outside parties, including geologists, surveyors, laboratories, etc. in our business operations. The Company has historical data and drilling results on mining operations at the TMC project. Mr. Schifrin oversees the TMC project during the mining season.

This property does not have any known reserves and the Company’s proposed activities are exploratory in nature.The Company expects to finance its plan through investors, BOCO and the production and sale of gold doré.

The Company’s current and future operations are and will be governed by laws and regulations, including:

·	laws and regulations governing mineral concession acquisition, prospecting, exploration, mining and production;
·           laws and regulations related to exports, taxes and fees;
·           labor standards and regulations related to occupational health and mine safety;
·	environmental standards and regulations related to clean water, waste disposal, toxic substances, land use and environmental protection; and
·           other matters.

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

The Company may also be subject to compliance with other federal environmental laws, including the Clean Air Act, National Environmental Policy Act (NEPA) and other environmental laws and regulations.

The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. The Company exceeded the minimum requirements in 2013 and posted a reclamation bond of approximately $23,000 on December 23, 2013.

The State of Alaska requires the annual rental payment is $140 per claim during the first five years after staking, $280 during the second five years after staking, and $680 per claim thereafter. A minimum of $400 per claim must be expended annually.

TMC Project

The TMC project is summarized below.

The TMC project consists of 344 Alaska state mining claims including 5 unpatented lode mining claims held under lease (subject to a 3-4% net smelter return (“NSR”) royalty to the lesser, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of high-grade gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2013 were renewed in 2010.  The $92,560 of fees to maintain the Terra claims through 2014 were paid by the Company on November 18, 2013.  The property lies approximately 200 km west-northwest of Anchorage between the Revelation and Terra Cotta mountains of the Alaska Range in southwestern Alaska at 61° 41’ 52.17”N latitude by 153° 41’ 05.59W longitude and is accessible via helicopter or fixed-wing aircraft. The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and wells.

2013 Mining Season

The 2013 operations included an upgrade of the pilot mill facility, construction of a 4 mile road network between mine site and mill site, construction of a 5000 foot, C-130 aircraft capable, runway, road construction and mine portal construction. Details are follows:

1.	The construction of the expansion of the mill to accommodate new equipment.

2.	The construction of a 4 mile road network connecting the mill site to mine site.

3.	The mining and level benching of the Ben Vein and Fish Vein.

4.	The near completion of construction of a 5000 foot airstrip to accommodate C-130 aircraft.

5.	Drilled water well at mill site for year round water supply for mill operation.

6.	Core Drilled-one exploration drill hole and four infill drill holes.

7.	Surface sampled Camp Creek Midway porphyry target.

8.	Approximately 183 flights, June to September, to the Terra Project with equipment, fuel and supplies.

9.	During the 2013 season, the Company produced 165 Troy ounces in limited production.

A drill program occurred later in the 2013 season. Five drill holes were completed, for a total of 875m (2870 feet) drilled, at the TMC project in 2013. There was one exploration drill hole along the extension of the vein system and four infill drill holes, between previous years drill sites, to upgrade the level of the resource and to provide information in proximity to the location where the underground tunnel entrance construction is planned. The drill core indicated the presence of the gold bearing veins and were logged and sampled. The drill hole sample data is pending.

The sampling work program involved geologists and geotechnicians collecting samples from outcrops,  and talus in the area of the Ben Vein system and the Camp Creek Midway Porphyry area.. The samples were submitted for assaying to ALS Global an accredited laboratory.

The sacks of samples are delivered to the preparation laboratory of ALS Global In Anchorage, AK. From this point onward, the external laboratory crushes and pulverizes the samples. The pulverized pulp is placed in kraft sample bags and the un-pulverized portions are returned to the original sample bags. Batches of the sample pulps are shipped by couriers to the ALS Global in Vancouver, BC Canada laboratories  "Pulverize pulp samples rejects" are taken back to the project for storage. The sample rejects are thus available for re-testing when required. In Richmond, BC, the sample pulps are analyzed by inductively coupled plasma for 30 elements. Gold is tested by fire assay and silver is tested by atomic absorption spectrometry. Each method has a lower and upper calibration range for which the results are accurately determined. The laboratories also perform a duplicate analysis on every twelfth sample, insuring that there is at least one duplicate run with every batch.

TMC has spent $7,400,000 of project expenses through October 31, 2013 as defined by the JV Agreement. The Company filed its annual JV report on December 13, 2013. TMC is reviewing the project expenses with Raven to determine if the Company has achieved its 51% interest in the JV.

2014 Mining Season

The 2014 mining season, subject to the availability of funding, includes (i) road, mill, runway and infrastructure construction; (ii) mining and milling; and (iii) resource definition and expansion; and obtaining new permits.

The Company’s capital budget for 2014 is as follows:

Expenditures	$
Drilling costs		$250,000
Camp and labor costs		500,000
Claims payments		100,000
Mining and milling		500,000
Underground portal		475,000
Property payments		275,000
Total mining		$2,100,000

The Company expects to prepare detailed project budgets for the TMC project for 2015 and later one year in advance, subject to the availability to cash.

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

Pay the following preproduction royalty payments:

●	Payment of $10,000 with the signing of the Letter of Intent in February 2010 (paid September 2010).
●	Payment of $40,000 with the signing of the JV Agreement (paid September 2010).
●	Payment of $100,000 on or before December 31, 2011 (paid in December 2011).
●	Payment of $150,000 on or before December 31, 2012 (paid in January 2013).

Provide the following project funding-

●	Payment of $1 million in project expenses on or before December 31, 2011, including $100,000 to Raven for camp equipment (paid).
●	Payment of $2.5 million in additional project expenses on or before December 31, 2012, including $100,000 to Raven for camp equipment (paid in January 2013).
●	Payment of $2.5 million in additional project expenses on or before December 31, 2013. The payments were made and all documentation and details have been provided by December 31, 2013.

Issue the following common stock, which is subject to a two year trading restriction, upon the completion of the acquisition of TMC by WMTN:

●	Issue 250,000 shares of WMTN common stock no later than one year after the closing of the acquisition of TMC (issued).
●	Issue 250,000 shares of WMTN common stock on or before December 31, 2011 (issued), and December 31, 2012 (issued).

WMTN then can increase their interest to 80% in the project with the following payments and stock issuances:

●	Payment of $150,000 on or before December 31, 2013. This payment was not made as we are in negotiation to buy out the remaining interest in the joint venture.
●	Payment of $3.50 million in additional project expenses on or before December 31, 2014.
●	Issue 250,000 shares of WMTN common stock on or before December 31, 2014.

Failure to operate in accordance with the JV Agreement could result in the Company’s interest in the JV being revoked or the JV Agreement being terminated.

All costs related to the JV Agreement have been recorded as exploration expenses.  Raven has not completed their review to confirm that the Company has achieved its 51% interest in the JV. Therefore, the joint venture is not consolidated in the Company’s financial statements. At such time as the Company earns its 51% or gains control of the joint venture, it will consolidate the operations of the joint venture. TMC has spent $7,400,000 of project expenses through October 31, 2013 as defined by the JV Agreement. The Company filed its annual JV report on December 13, 2013. TMC is reviewing the project expenses with Raven to determine if the Company has achieved its 51% interest in the JV.

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

The failure to operate in accordance with the Amended Claims or Lease Agreements could result in the Lease being terminated.

NOTE 5. EQUIPMENT, NET

Equipment, net comprises of the following:

	Estamated Useful Lives	October 31, 2013	October 31, 2012

Mining and other equipment	3-5 years	$772,418	$518,179
Less: accumulated depreciation		(243,445)	(100,377)
		$528,973	$417,802

Depreciation expense for the year ended October 31, 2013 and 2012 was $143,068 and $97,800, respectively.

NOTE 5. CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS

The following relationships are material or are related as indicated.

Other Reverse Merger Agreements

WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $0.001 per share.   WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis. As of January 22, 2012, WASM has exercised a portion of the warrant and 873,000 shares of WMTN common stock were issued. As of October 31, 2013, 52,000 common stock warrants from this transaction are outstanding.

Transactions with Minex Exploration LLP

The Company has six full-time and part-time employees. The Company shares offices with Minex Exploration LLP, an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex Mining contractors for exploration of the Alaska property. The Company has recorded accounts payable- related party of $659,024 and $493,164 as of October 31, 2013and 2012, respectively.

Secured Promissory and Promissory Notes with BOCO

From time to time, the Company entered into promissory notes and other agreements with BOCO Investment, LLC (“BOCO”) related to loans from BOCO to the Company.  The current status of BOCO loans to the Company and their terms are described in Note 8, Promissory Notes and Note 11, Subsequent Events, below.

Series A Convertible Preferred Stock with BOCO

On July 31, 2013, the Company entered into a Series A Convertible Preferred Stock with BOCO.  The terms are described in Note 9, Equity Transactions, below.

Fees Paid to Capital Peak Partners LLC

Our independent non-employee directors are not compensated in cash. Capital Peak Partners LLC, an entity affiliated with Michael Lavigne, was paid $97,500 and $90,000 during the years ended October 31, 2013 and 2012, respectively. The fees were paid to consultants consulting services and Mr. Lavigne did not receive any of the payments.

Any material related party transactions are reported in applicable sections of this Form 10-K.

NOTE 7. FORWARD CONTRACT

On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000. The Company is required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013. As of October 31, 2013, the value of the gold obligation is $794.760. The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  On November 1, 2013, the Company settled with one of the parties that had an agreement for 200 ounces of gold for 310,000 shares of common stock valued at $1.00 per share, plus warrants for an additional 310,000 shares at an exercise price of $1.50 per share.  As of the date of this filing, the Company is in default under the other two agreements and is still negotiating with the two investors to reach a settlement agreement with them.  Under these two agreements, the Company is obligated to tender no less than 400 ounces of gold or pay the principal sum of $600,000.

NOTE 8. PROMISSORY NOTES

As of October 31, 2013 and 2012, the Company has the following promissory notes outstanding:

	October 31, 2013	October 31, 2012
BOCO September 17, 2012 Promissory Note	$1,852,115	$1,852,115
BOCO May 14, 2013 Promissory Note	500,000	-
BOCO June 27, 2013 Promissory Note	500,000	-
Andres Promisorry Notes	200,000	200,000
Silver Verde May Promissory Notes	31,113	85,000
Other Promissory Notes	-	1,850
Total	$3,083,228	$2,138,965

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

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (“Note”) in the principal amount of $1,852,115. The Note was due July 31, 2013 and provided for interest at 15% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO. The Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.   In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at the lesser of $1.50 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note. The Warrant expires September 30, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.  As of October 31, 2013, the principal and accrued interest due on the note is $2,162,722.

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

On August 29, 2013, the Company entered into the First Amendment to the Amended and Restated Secured Convertible Promissory Note with BOCO. The First Amendment is effective August 1, 2013 and extends the due date under the September 17, 2012 Secured Convertible Promissory Note Agreement for $1,852,115 from July 31, 2013 to October 31, 2013.

Promissory Note with BOCO dated May 14, 2013

In May 2013, the Company issued a Promissory Note for $500,000 to BOCO by entering into a Promissory Note, a Security Agreement and warrants to Purchase Stock Agreement and a Loan Agreement (collectively the May “Transaction Documents”).

Under the Transaction Documents, the Company issued a Promissory Note in the principal amount of $500,000. The Note is due October 31, 2013 and provides for interest at 15% payable in arrears. The Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.   As of October 31, 2013, the principal and accrued interest due on the note is $536,370.

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

Under the June Transaction Documents, the Company issued a Promissory Note in the principal amount of $500,000. The Note is due December 31, 2013 and provides for interest at 15% payable in arrears. The Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.  As of October 31, 2013, the principal and accrued interest due on the note is $525,890.

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

Unsecured Promissory Notes

On March 21, 2012 the Company entered into Promissory Note Documents with Fabin Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note (“Andres Notes”) in the principal amount of $100,000 and $100,000, respectively. The Andres Notes are due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment Convertible Promissory Note extending the due date to October 31, 2013. As of October 31, 2013, the principal and accrued interest due on the notes is $216,055.  On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Notes extending the due date to October 31, 2014.

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts totaling $85,000. The Notes were November 6, 2012, respectively, and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to July 31, 2013. As of October 31, 2013, the principal and accrued interest due on the notes is $35,656. As of October 31, 2013, the Company has repaid $53,867 to SVM. On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Note extending the due date to October 31, 2014.

NOTE 9. EQUITY TRANSACTIONS

Preferred Stock

The Company’s preferred stock is $0.10 par value, 1,000,000 shares authorized and as of October 31, 2013, the Company had 12,100 shares issued and outstanding. On November 29, 2013, the Company’s Board of Directors of the Company approved a Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock. The Certificate of Designation was filed with the state of Colorado on December 2, 2013 and approval was received on December 3, 2013. Each holder of outstanding shares of Series A Preferred shall be entitled to the number of votes equal to the number of whole shares of common stock of the Corporation into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. The Company cannot not amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred , without the written consent or affirmative vote of the holders of at least sixty-six and two-thirds percent (66.66%) of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

During August and September 2013, the Company sold 12,100 units at $50.00 per unit to three accredited investors of Series A Convertible Preferred Stock totaling $605,000 that is convertible into 605,000 shares of common stock at $1.00 over the next five years.  The Preferred Stock has voting rights and may be called if the underlying common stock is registered and the common stock of the Company closes above $1.75 for 20 consecutive trading days with an average daily trading volume of 75,000 shares. In addition, at the Company’s option, it may repay the preferred Stock at 120% of the issue price. The Preferred Stock provides for a 10% per annum dividend that may be paid in kind every six months.  The Company also issued a three year warrant for 151,250 shares of common stock at $1.50 per share. The warrants have piggyback registration rights. A notice filing under Regulation D was filed with the SEC on October 4, 2013 with regard to these stock issuances.

Common Stock

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

We have compensated consultants and service providers with restricted common stock during the Company’s exploration stage or when our capital resources were not adequate to provide payment in cash.

All of the following transactions were to accredited investors  All issuances were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D.

The Company had the following equity transactions during the year ended October 31, 2013:

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

During the year months ended October 31, 2013, the Company converted $15,300 in accounts payable into 30,000 shares of restricted common stock. The stock was valued on the date of issuance. In addition, Fifth Avenue Law Group PLLC, our corporate counsel, converted $20,000 of accounts payable into 26,666 shares of restricted common stock at $0.75 per share. The stock was valued on the date of issuance. The restricted common stock does not have registration rights.   The Company issued warrants to Fifth Avenue Law Group, PLLC for 26,666 shares at an exercise price of $1.00 per share for services performed. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrants were valued at $0.50 per share based on Black-Scholes and $13,333 was expensed during the six months ended April 30, 2013. A notice filing under Regulation D was filed with the SEC during the three months ended January 31, 2013 with regard to these stock issuances. On October 30, 2013, Fifth Avenue Law Group PLLC converted $50,000 of accounts payable into 50,000 shares of restricted common stock at $1.00 per share. The stock was valued on the date of issuance. The restricted common stock does not have registration rights.   A notice filing under Regulation D was filed with the SEC on November 26, 2013 with regard to this stock issuance. The Company issued warrants to Fifth Avenue Law Group, PLLC for 50,000 shares at an exercise price of $1.00 per share for services performed. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrant was valued at $0.55 per share or $$27,500 based on Black-Scholes.

On June 6, 2013, the Company issued 598,000 shares of common stock that were valued at $1.00 per share or $598,000 to nineteen individuals, employees and officers for services to the company. In addition, the Company issued warrants for the purchase of 225,000 common shares to five individuals, employees and officers that were valued at $0.55 per share or $123,750 based on Black-Scholes who provided services to the Company.

During the three months ended October 31, 2013, the Company issued 99,489 shares of common stock that were valued at $1.00 per share or $99,489 to one, four individuals and GVC Capital LLC employees for services to the company. A notice filing under Regulation D was filed with the SEC on November 26, 2013 with regard to these stock issuances.

On September 10, 2013, the Company issued 50,000 restricted shares of common stock to Silver Fox LLC pursuant to a signed agreement. The shares do not have registration rights. The shares were valued on the date of issuance and $50,000 was expensed to services. A notice filing under Regulation D was filed with the SEC on October 4, 2013 with regard to this stock issuance. The Company issued warrants to Silver Fox LLC for 100,000 shares at an exercise price of $1.00 per share for services performed. The warrants expire five years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrant was valued at $0.55 per share or $$55,000 based on Black-Scholes.

It is the Company’s understanding that approximately ten of the individuals, employees and officers were not accredited investors. However, all of them were involved in the Company’s business and operations, and the Company believed that each of them had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of an investment in the Company.

The Company had the following equity transactions during the year ended October 31, 2012:

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

The Company issued 500,000 shares WMTN restricted common stock to Raven during November and December, 2011 at $0.50 per share related to the JV Agreement. The shares do not have registration rights. The shares were valued at $0.50 per share and $250,000 was expensed to exploration during the three months ended January 31, 2012.

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

During the three months ended October 31, 2012, the Company converted $110,000 in accounts payable into 110,000 shares of restricted common stock at $1.00 per share.  In addition, Fifth Avenue Law Group PLLC, our corporate counsel, converted $20,000 of accounts payable into 20,000 shares of restricted common stock at $1.00 per share. The restricted common stock does not have registration rights.  In addition, the Company issued warrants for 130,000 shares at $1.85 per share. The warrants expire three years after issuance and do not have registration rights. The warrants may be called by the Company if it has registered the sale of the underlying shares with the SEC and a closing price of $4.00 or more for the Company’s common stock has been sustained for five trading days. The warrants were valued at $0.13 per share based on Black-Scholes and $16,900 was expensed during the year ended October 31, 2012. A notice filing under Regulation D was filed with the SEC during the three months ended October 31, 2012 with regard to these stock issuances.

The Company issued Warrants to 102,500 shares of common stock at a price of $2.00 per share with shares issued in payment of a convertible note. The warrants were valued based on Black-Scholes and $17,425 was expensed during the year ended October 31, 2012.

A summary of the warrants issued as of October 31, 2013 were as follows:

	October 31, 2013
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	11,259,491	$1.152
Issued	5,245,817	0.925
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	16,505,308	$1.062
Exerciseable at end of period	16,505,308

A summary of the status of the warrants outstanding as of October 31, 2013 is presented below:

		October 31, 2013
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exerciseable	Weighted Average Exercise Price
62,000	0.42	$0.001	62,000
1,250,000	4.00	$0.250	1,250,000
250,000	0.42	$0.500	250,000
6,111,095	2.16	$0.750	6,111,095
2,346,666	1.02	$1.000	2,346,666
1,852,115	4.00	$1.500	1,852,115
4,433,432	1.84	$1.500	4,433,432
200,000	8.05	$4.250	200,000
16,505,308		$1.062	16,505,308	$ 1.062

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the year ended October 31, 2013 were as follows:

Dividend yield	0%
Expected life	3-10 years
Expected volatility	100-143%
Risk free interest rate	2-3.25%

 At October 31, 2013, vested warrants totaling 10,019,761 shares had an aggregate intrinsic value of $3,854,583.

NOTE 10. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations.

Employment Agreements

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin, which was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Schifrin Agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin is also eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days’ notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus, any accrued vacation and employee benefit programs for up to one year.

On October 1, 2010, TMC signed an Employment Agreement with James Baughman, which was acquired by WMTN as a result of the acquisition of TMC. Under the terms of the Baughman Agreement, Mr. Baughman was appointed Chief Operating Officer for an indefinite period at a salary of $120,000 per year. Mr. Baughman is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Baughman is also eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Baughman may resign with 60 days’ notice. If Mr. Baughman is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his last year’s bonus, any accrued vacation and employee benefit programs for up to one year.  Mr. Baughman resigned his employment early in 2014.

On April 18, 2011, the Company entered into an Employment Agreement with Mark Scott as the Company’s Chief Financial Officer, which was effective April 9, 2011. The Scott Employment Agreement replaced the Scott Consulting Agreement dated February 18, 2011 and which expired on April 8, 2011.

Under the terms of the Scott Employment Agreement, Mr. Scott was appointed Chief Financial Officer for an indefinite period at a salary of $96,000 per year plus incentive compensation of $3,000 per month. Mr. Scott is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Scott is eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits, life and disability insurance. Mr. Scott may resign with 60 days’ notice. If Mr. Scott is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, one times his annual salary, one times his targeted annual bonus, two times his last year’s bonus, any accrued vacation and two times his last year’s bonus, any accrued vacation and employee benefit programs for up to two years. If Mr. Scott resigns for good cause, he is to receive in a lump sum, two times his annual salary and employee benefit programs for up to two years.

On November 15, 2013, Mark Scott and the Company entered into Separation Agreement and Full Release of Claims (the “Separation Agreement”), wherein Mr. Scott will stay with the Company until December 31, 2013 as Chief Financial Officer, primarily to complete the Company’s filing of its 2013 Form 10-K. Mr. Scott did not resign due to any disagreement with the Company relating to the Company’s operations, policies or practices. Pursuant to the Separation Agreement, the Company agreed to provide the following consideration to Mr. Scott:

☐
The Company agrees to pay $48,000 in accrued and unpaid salary and unpaid expenses of approximately $4,500 by December 31, 2013 or when financing complete out of funds (but no later than March 31, 2014) received from gold sales or other equity and debt financing, in full satisfaction of any and all accrued but unpaid salary and expenses.

☐	Issuance of 63,000 shares of Company common stock within eight days of the effective date of the Separation Agreement (issued).

☐	Salary remains at $96,000 per year up through December 31, 2013 and health benefits continue through that same time period. No future bonuses will be accrued after December 31, 2013.

☐	Issuance of 96,000 restricted shares of West Mountain Gold, Inc. stock within thirty days of the effective date of the Separation Agreement (issued).

Leases

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended October 31,	Total
2014	$280,000
2015	$100,000
2016	$100,000
2017	$125,000
2018	$125,000
Beyond	$125,000
Total	$855,000

NOTE 11. INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $7,610,000 for the year ended October 31, 2013.

Pretax losses arising from United States operations were approximately $5,550,000 for the year ended October 31, 2012.

The Company has net operating loss carryforwards of approximately $14,200,000, which expire in 2020-2032. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $4,825,000 and $2,623,000 was established as of October 31, 2013 and 2012 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended October 31, 2013, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses, warrants issued for services and the derivative liability related to warrants issued in connection with promissory notes.

The principal components of the Company’s deferred tax assets at October 31, 2013 and 2012 are as follows:

	2013	2012
U.S. operations loss carry forward at statutory rate of 34%	$(4,824,815)	$(2,623,141)
Total	(4,824,815)	(2,623,141)
Less Valuation Allowance	4,824,815	2,623,141
Net Deferred Tax Assets	-
Change in Valuation Allowance	4,824,815	2,623,141

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the year ended October 31, 2013 and 2012 is as follows:

	2013	2012
Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from:
Change in Valuation Allowance	34.0%	34.0%
Effective Tax Rate	0.0%	0.0%

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Loan and Note Modification Agreement

On November 1, 2013, the Company entered into a loan and note modification agreement with and individual lender regarding the forward sale of gold.  The lender agreed to settle the note in full for 310,000 shares of common stock at a $1.00 value and 310,000 warrants at a $1.50 exercise price.

Mark Scott Separation Agreement

On November 15, 2013, the Company entered into Separation Agreement and Full Release of Claims with Mark Scott, which is described in Note 10.

Lincoln Park Transaction

On November 20, 2013, the Company entered into a Purchase Agreement, together with a Registration Rights Agreement, with Lincoln Park Capital Fund, LLC.

Under the terms and subject to the conditions of the Purchase Agreement, Lincoln Park purchased 113,636 shares of our Common Stock for $100,000 and we have the right to sell to and Lincoln Park is obligated to purchase up to an additional $10 million in shares of Common Stock, subject to certain limitations, from time to time, over the 24-month period commencing on the date that a registration statement, which we agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. There are no penalties to the Company for failure to file a registration statement.

The Company may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase shares of Common Stock in amounts up to 50,000 shares on any single business day so long as at least one business day have passed since the most recent purchase.  We also can accelerate the amount of Common Stock to be purchased under certain circumstances to up to 100,000 shares per purchase.  However, Lincoln Park’s committed obligation under any single purchase will not exceed $500,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares immediately preceding the date of sales, but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price of $0.50 per share as defined in the Purchase Agreement.  The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the Common Stock.

In connection with the Purchase Agreement, we also issued to Lincoln Park 242,529 shares of Common Stock and we are required to issue up to 404,216 additional shares of Common Stock pro rata as we sell Lincoln Park Common Stock under the Purchase Agreement over the term of the Purchase Agreement. Lincoln Park represented to us, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and we sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by us as to the appropriate sources of funding for us and our operations. There are no trading volume requirements or restrictions under the Purchase Agreement. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock

On November 29, 2013, our Board of Directors of the Company approved a Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock. The Certificate of Designation was filed with the state of Colorado on December 2, 2013.

Resignation of Officer and Director

On February 7, 2014, the Board of Directors accepted and ratified the resignation of Mr. James Baughman as a director and Chief Operating Officer of the Company.  Mr. Baughman tendered his resignation on January 6, 2014.  Mr. Baughman did not have any disagreement with the Company on any matter relating to the registrant’s operations, policies or practices.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, WestMountain Gold, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMOUNTAIN GOLD, INC.

February 13, 2014	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Loni Knepper
Loni Knepper
Chief Financial Officer and Secretary ( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Gregory Schifrin	Chief Executive Officer and Director	February 13, 2014
Gregory Schifrin	(Principal Executive Officer)

/s/ Loni Knepper	Chief Financial Officer and Secretary	February 13, 2014
Loni Knepper	(Principal Financial/Accounting Officer)

/s/ Michael Lavigne	Independent Director	February 13, 2014
Michael Lavigne

/s/ Dale L. Rasmussen	Independent Director	February 13, 2014
Dale L. Rasmussen