Form 10-K/A
period 2013-10-31
WESTMOUNTAIN GOLD, INC.
filed 2014-02-14
CIK 1421601

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

EXPLANATORY NOTE

Wetmountain Gold is filing this Amendment to its Annual Report on Form 10-K for the year ended October 31, 2013, as filed with the Securities and Exchange Commission on February 13, 2014, for the sole purpose of furnishing Exhibit 101 to the Form 10-K which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in the Form 10-K.  As permitted by rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment.

No changes have been made to the Form 10-K other than the furnishing of Exhibit 101 described above.  This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data file on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

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