Form 10-Q
period 2014-01-31
WESTMOUNTAIN GOLD, INC.
filed 2014-03-24
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended January 31, 2014

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

The number of shares of common stock, $.001 par value, issued and outstanding as of March 21, 2014: 25,736,997 shares.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTMOUNTAIN GOLD, INC.
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	January 31, 2014	October 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$299	$82,376
Restricted Cash	1,800,000	-
Prepaid expenses	6,555	6,355
Inventory	1,371	66,485
Total current assets	1,808,225	155,216

EQUIPMENT, NET	489,987	528,973

OTHER ASSETS
Contractual rights	800,000	800,000
Mining claims	11,411	11,820
Security deposits	2,050	5,250

TOTAL ASSETS	$3,111,673	$1,501,259

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,287,200	1,315,070
Accounts payable - related parties	495,384	697,127
Accrued expenses	241,404	216,078
Accrued Interest	521,897	394,274
Accrued expenses - related parties	68,405	57,000
Forward contract	498,360	794,760
Derivative liability - warrants	2,000,000	2,000,000
Promissory notes	5,083,248	3,083,248
Total current liabilities	10,195,898	8,557,557

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.10 par value; 987,900 shares authorized, 0 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively.	-	-
Preferred Series A Convertible Stock, $.10 par value; 12,100 shares authorized, 12,100 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively.	1,210	1,210
Common stock - $0.001 par value, 200,000,000 shares authorized, 25,536,997 and 24,659,832 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively.	25,537	24,659
Additional paid in capital	11,709,080	10,608,128
Accumulated deficit	(18,820,052)	(17,690,295)
Total stockholders' deficit	(7,084,225)	(7,056,298)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,111,673	$1,501,259

See notes to consolidated financial statements.

WESTMOUNTAIN GOLD, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

			From March 25, 2010
	Three Months Ended		(Inception)
	January 31, 2014	January 31, 2013	January 31, 2014
REVENUE	$76,297	$-	$170,530
COST OF SALES	65,115	-	114,115
GROSS PROFIT	11,182	-	56,415
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	417,115	366,857	6,603,051
EXPLORATION EXPENSE	49,327	551,782	6,642,871
OPERATING LOSS	(455,260)	(918,639)	(13,189,507)

OTHER INCOME (EXPENSE):
Interest expense, net	(96,741)	(72,465)	(1,999,555)
Consulting income - Terra Mining Corporation	-	-	50,400
Financing fee	(227,977)	-	(431,611)
Merger expense	-	-	(900,000)
Loss on change - derivative liability warrants	-	-	(2,000,000)
Loss on settlement of forward contract	(349,779)	-	(349,779)
Total other expense	(674,497)	(72,465)	(5,630,545)

LOSS BEFORE INCOME TAXES	(1,129,757)	(991,104)	(18,820,052)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(1,129,757)	$(991,104)	$(18,820,052)

Basic and diluted loss per common share attributable to WestMountain Gold, Inc. and subsidiaries common shareholders-

Basic and diluted loss per share	$(0.04)	$(0.04)

Weighted average shares of common stock outstanding-
basic and diluted	25,381,898	22,319,753

See notes to consolidated financial statements.

WESTMOUNTAIN GOLD, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		From March 25, 2010 (Inception)
	January 31, 2014	January 31, 2013	to January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,129,757)	$(991,104)	$(18,820,052)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation and amortization	39,395	28,200	286,106
Restricted Cash	-	-	-
Warrant amortization expense	-	13,333	1,279,137
Issuance of common stock and warrants for services	159,000	140,250	3,653,695
Issuance of common stock for fees	227,977	-	227,977
Loss on settlement of forward contract	349,779	-	349,779
Loss on derivative liability	-	-	2,000,000
(Gain) loss on forward contract	(31,479)	-	163,281
Issuance of common stock per-merger	-	-	48,202
Changes in operating assets and liabilities:
Prepaid expenses	(200)	(2,226)	(60,331)
Other assets	3,200	-	(2,050)
Inventory	65,114	-	(1,371)
Accrued Interest	127,623	-	479,316
expenses	(192,882)	66,601	2,177,080
CASH (USED IN) OPERATING ACTIVITIES	(382,230)	(744,946)	(8,219,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(100,000)	(771,769)
Restricted Cash	(1,800,000)	-	(1,800,000)
Cash acquired in merger	-	-	101,252
Contractual rights	-	-	(400,000)
Cash paid for mining claims	-	-	(15,903)
NET CASH (USED IN) INVESTING ACTIVITIES:	(1,800,000)	(100,000)	(2,886,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	2,000,000	-	5,757,433
Forward contract	-	-	600,000
Repayment of debenture notes	-	(30,717)	(630,000)
Proceeds from demand promissory notes	-	-	550,000
Proceeds from the issuance of preferred stock	-	-	605,000
Proceeds form the issuance of common stock per-merger	-	-	34,000
Proceeds from the issuance of common stock	100,153	1,139,752	4,189,517
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,100,153	1,109,035	11,105,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,077)	264,089	299

CASH AND CASH EQUIVALENTS, beginning of period	82,376	88,870	-

CASH AND CASH EQUIVALENTS, end of period	$299	$352,959	$299

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$29,588
Taxes paid	$-	$-	$-

WestMountain items acquired in merger:
Other current assets	$-	$-	$44,670
Fixed assets	$-	$-	$649
Accounts payable and other accrued liabilities	$-	$-	$(86,815)

Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$-	$35,300	$85,300
Stock issuance for contractual rights	$-	$-	$400,000
Common stock issued for convertible notes	$-	$-	$602,500
Equity issued for settlement of forward contract	$614,700	$-	$614,700

See notes to consolidated financial statements.

WESTMOUNTAIN GOLD, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS

WestMountain Gold, Inc. (“WMTN” or the “Company”) is an exploration stage mining company, determined in accordance with applicable Securities and Exchange Commission (“SEC”) guidelines, which pursues gold projects that the Company anticipates will have low operating costs and high returns on capital.

WMTN’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), was a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) through February 12, 2014 on a gold system project (“the TMC Project”). On February 12, 2014, the Company, through its wholly owned Alaska subsidiary, Terra Gold Corp, acquired 100% ownership interest in the TMC Project from Raven, which is a wholly owned Alaskan subsidiary of Corvus Gold Inc. (TSX:KOR, OTCQX:CORVF) for $1.8 million in cash and 200,000 shares of WMTN.  The Company has budgeted expenditures for the TMC Project for the next twelve months of approximately $2,900,000, depending on additional financing, for general and administrative expenses and exploration.

The Company is currently focused on mineral production from mineralized material at this Project in the state of Alaska. The TMC Project consists of 344 Alaska state mining claims plus an additional 5 unpatented lode mining claims held under lease (subject to a 3-4% net smelter return (“NSR”) royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2013 were renewed and the fees to maintain the Terra claims through 2014 were paid by the Company.  The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

The Company is considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at the TMC Project.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and exploration expenditures, have been expensed as incurred and therefore do not appear as assets on our balance sheet.  We expect construction expenditures and underground mine exploration and capital improvements will continue during 2014 and subsequent years. We expect to remain as an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time that we demonstrate the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

As of January 31, 2014, we have $3,852,115 plus accrued interest of $493,441 due to BOCO Investments LLC on four secured promissory notes, three of which are in default.  We are currently attempting to negotiate an extension or other modification of these notes as we do not have the ability to repay the amount due.

The Company’s principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt.  WMTN plans to raise funds for each step of the TMC Project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

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

NOTE 2.  GOING CONCERN

The Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern as a result of its history of net loss. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue the TMC Project as described in this Form 10-Q. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WMTN and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods January 31, 2014 and 2013 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2014.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of January 31, 2014, the Company had no uninsured cash amounts.

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

The Company has access to the camp by airplane. There is haul road access from camp to the project area where drilling and bulk sampling mining occurs. It is approximately 1 1/2 miles from camp to the project area.  Power generation is by diesel generator at the camp. Fuel is brought in for the generators by a cargo plane to the airstrip.

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of January 31, 2014, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
The Company operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more than 50,000 cubic yards of material. The Company exceeded the minimum requirements in 2013 and posted a reclamation bond of $22,358 on December 23, 2013.  The amount was expensed as an exploration cost during the period.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying Amount at
	Fair Value Measurements Using Inputs			January 31,
Financial Instruments	Level 1	Level 2	Level 3	2014

Liabilities:
Derivative Instruments -Warrants	$-	$2,000,000	$-	$2,000,000

Total	$-	$2,498,360	$-	$2,498,360

				Carrying Amount at
	Fair Value Measurements Using Inputs			October 31,
Financial Instruments	Level 1	Level 2	Level 3	2013

Liabilities:
Forward contract	$-	$794,760	$-	$794,760
Derivative Instruments -Warrants	$-	$2,000,000	$-	$2,000,000

Total	$-	$2,794,760	$-	$2,794,760

Market price and estimated fair value of common stock used to measure the Derivative Instruments-Warrants at January 31, 2014 and October 31, 2013:

January 31, 2014
Market price and estimated fair value of common stock:	$0.92
Exercise price	$0.69
Expected term (years)	3.75
Dividend yield	-
Expected volatility	146%
Risk-free interest rate	1.49%

October 31, 2013
Market price and estimated fair value of common stock:	$1.06
Exercise price	$0.75
Expected term (years)	4.8 years
Dividend yield	-
Expected volatility	112%
Risk-free interest rate	0.95%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at January 31, 2014 and October 31, 2013 based upon the short-term nature of the assets and liabilities.

Derivative Instruments – Warrants
In May and June 2013, the Company received a total of $1.0 million and entered into Promissory Notes, Security
Agreement, Loan Agreement and Warrants to Purchase Stock Agreement (collectively, the “Transaction Documents”) with BOCO Investments LLC (“BOCO”).

In addition, the Company issued Warrants to BOCO to purchase 2,500,000 shares of common stock at an exercise price that is the lesser of $0.75 per s hare or a price per s hare equal to eighty percent (80%) of the lowest price at which a common s hare in the Company has been issued in any round of financing commenced or closed after the date of the Warrants and prior to Holder’s exercise of its rights under the Warrants. The Warrants expire in 2018, five years from the issuance date. There are no registration requirements. The Trans action Documents place certain operating restrictions on the Company.

These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

During the first quarter of 2014, the Company recognized $0.00 of other expense resulting from the increase in the fair value of the warrant liability at January 31, 2014 as the value did not change from the prior quarter.

Forward Sale and Loan Agreements
On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000. The Company was required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013, but defaulted on this obligation.

On November 1, 2013, the Company settled with one of the parties that had a forward sale and loan agreement for 200 ounces of gold; the Company agreed to issue 310,000 shares of common stock valued at $1.08 per share at the time of issuance, or $334,800 and warrants for an additional 310,000 shares of common stock with an exercise price of $1.50 per share valued at $279,899, using the Black-Scholes method, in full settlement of all claims.  The Company recorded a loss of $349,779 to settle the forward contract. As of the date of this filing, the Company is in default under the other agreements and is still negotiating with the other two investors to reach a settlement agreement with them.

As of January 31, 2014, the value of the gold obligation is $498,360.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold. During the three-months ended January 31, 2014, the Company recorded additional interest expense of $31,480 as the value of gold decreased from October 31, 2013.

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

Net Loss Per Share
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of January 31, 2014, the Company had (i) warrants for the purchase of 16,769,975 common shares; (ii) 2,083,248 common shares related to convertible promissory notes; and (iii) 605,000 common shares related to the conversion of Series A Convertible Preferred Stock; which were considered but were not included in the computation of loss per share at January 31, 2014 because they would have been anti-dilutive.

As of January 31, 2013, the Company had warrants for the purchase of 13,479,058 common shares and 2,108,248 common shares related to convertible promissory notes which were considered but were not included in the computation of loss per share at January 31, 2013 because they would have been anti-dilutive.

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

NOTE 4. AGREEMENTS

Exploration, Development and Mine Operating Agreements

Joint Venture Agreement

On September 15, 2010, WMTN and its wholly owned subsidiary, TGC, and Raven signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”) pertaining to the TMC Project. WMTN has made payments of cash and stock to Raven pursuant to the JV Agreement for the past three years.

On February 12, 2014, the Company, through TGC, acquired 100% ownership interest in the TMC Project from for $1.8 million in cash and 200,000 shares of WMTN.  No further payments are due to Raven from TGC under the JV Agreement, (including but not limited to any royalty or residual payments), and each party is fully released from its obligations to the other under JV Agreement. As of January 31, 2014, the $1.8 million of cash due to Raven is recorded as restricted cash in the accompanying consolidated balance sheet and the 200,000 shares of common stock of the Company had not been issued.

Share Exchange Agreement with TMC

During the year ended October 31, 2010, WMTN entered into a Share Exchange Agreement with Gregory Schifrin, American Mining Corporation (“AMC”) and James Baughman to acquire 100% of the issued and outstanding shares of common stock of TMC in exchange for 1,500,000 shares of restricted common stock of WMTN, par value of $0.001 per share. These shares were valued at $150,000. The value of these shares were recorded as Contractual Rights because of TMCs JV agreement with Terra Gold and Raven Gold Alaska, Inc. to explore the mineral properties.  Subsequent to January 31, 2014, the Company has acquired 100% of the Terra Gold project.

Amended Claims and Lease Agreements with Ben Porterfield

On January 7, 2011, Terra Mining Corporation (“TMC”) entered into an Amended Claims Agreement with Ben Porterfield related to five mining claims known as Fish Creek 1-5 (ADL-648383 through ADL-648387), which claims have been assigned to the TMC Project. As part of this Amended Claims Agreement, Ben Porterfield consented to certain conveyances, assignments, contributions and transfers related to the above five mining claims.

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

TMC has paid in total $400,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $.50 per share. Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of January 31, 2014, the Company has capitalized $650,000 related to this Claims Agreement.

The Amended Claims Agreement, which incorporates the Lease dated March 22, 2005, provides for a production royalty of 4% of the net smelter return for all minerals produced or sold. The Company may repurchase 1% of the production royalty right for $1,000,000 and an additional 1% for $3,000,000.

The failure to operate in accordance with the Amended Claims or Lease Agreements could result in the Lease being terminated.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estamated Useful Lives	January 31, 2014	October 31, 2013

Mining and other equipment	3-5 years	$772,418	$772,418
Less: accumulated depreciation		(282,431)	(243,445)
		$489,987	$528,973

Depreciation expense for the three months ended January 31, 2014 and 2013 was $38,986 and $27,792 respectively.

NOTE 6. CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS

The following relationships are material or are related as indicated.

Related Party Transactions

WMTN entered into a Consulting Agreement with WestMountain Asset Management, Inc. (“WASM and WASM Agreement”), a WMTN shareholder. Under the terms of the WASM Agreement, WASM agreed to advise WMTN on the acquisition of TMC, funding of WMTN and strengthening the WMTN balance sheet during the period ending December 31, 2011. WASM received a Warrant for 925,000 shares at $0.001 per share. During the year ended October 31, 2011 WASM exercised 873,000 of the 925,000 warrants. WMTN agreed to file a registration statement with the SEC with regard to the shares issuable upon exercise of the warrant within ninety days on a best efforts basis. As of January 21, 2014, WASM had exercised the remaining 52,000 warrants.

The Company has four full-time and part-time employees. The Company shares offices with Minex Exploration LLP, an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex Mining contractors for exploration and development of the Alaska property. The Company has recorded accounts payable- related party of $495,384 and $697,127 as of January 31, 2014 and October 31, 2013, respectively.

Secured Promissory and Promissory Notes with BOCO

From time to time, the Company entered into promissory notes and other agreements with BOCO related to loans from BOCO to the Company.  The current status of BOCO loans to the Company and their terms are described in Note 7, Promissory Notes and Note 10, Subsequent Events, below.

Promissory Notes with Silver Verde May Mining Company, Inc.

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts totaling $85,000. The Notes were due November 6, 2012and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to July 31, 2013. As of January 31, 2014, the principal and accrued interest due on the notes is $24,539.  As of January 31, 2014, the Company has repaid $53,867 to SVM. On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Note extending the due date to October 31, 2014.

NOTE 7. PROMISSORY NOTES

As of January 31, 2014 and October 31, 2013, the Company has the following promissory notes outstanding:

	January 31, 2014	October 31, 2013
BOCO September 17, 2012 Promissory Note	$1,852,115	$1,852,115
BOCO May 14, 2013 Promissory Note	500,000	500,000
BOCO June 27, 2013 Promissory Note	500,000	500,000
BOCO December 30, 2013 Promissory Note	1,000,000	-
Dessi December 17, 2013 Promissory Note	1,000,000	-
Andres Promisorry Notes	200,000	200,000
Silver Verde May Promissory Notes	31,133	31,113
Total	$5,083,248	$3,083,228

Secured Promissory Notes dated September 17, 2012 in Default

On September 17, 2012, the Company entered into an Amended and Restated Revolving Credit Loan and Security and Secured Convertible Promissory Note Agreements with BOCO, an existing lender to and shareholder in the Company. On October 1, 2012, the Company entered into a Warrant to Purchase Stock Agreement with BOCO related to this financing (such Agreements and Warrant, the “Transaction Documents”). This transaction consolidated previously issued promissory note agreements and warrants purchase agreements into one amended agreement.

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (the “September 2012 Note”) in the principal amount of $1,852,115. The September 2012 Note was due July 31, 2013 and provided for interest at 15% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO. The September 2012 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.   In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at the lesser of $1.50 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note. The Warrant expires September 30, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.  As of January 31, 2014, the principal and accrued interest due on the note is $2,162,722.

The Transaction Documents also contain certain representations and warranties of the Company and BOCO, including customary investment-related representations provided by BOCO, as well as acknowledgements by BOCO that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws.  The Company provided customary representations regarding, among other things, its organization, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.  The representations and warranties made to BOCO are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC.  The Company also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Transaction Documents.

In addition to the Transaction Documents described above, on September 11, 2012, the Company entered into a Warrant to Purchase Stock Agreement with BOCO. The Company issued a Warrant to purchase 1,250,000 shares of common stock at $0.25 per share. The Warrant expires September 30, 2017. There are no registration requirements.

On August 29, 2013, the Company entered into the First Amendment to the Amended and Restated Secured Convertible Promissory Note with BOCO. The First Amendment was effective August 1, 2013 and extended the due date under for the September 2012  Note from July 31, 2013 to October 31, 2013. This note is in default.

Promissory Note with BOCO dated May 14, 2013 in Default

In May 2013, the Company entered into a Promissory Note, a Security Agreement and warrants to Purchase Stock Agreement and a Loan Agreement (collectively the “May 2013 Transaction Documents”) with BOCO.  Under the May 2013 Transaction Documents, the Company issued a Promissory Note (the “May 2013 Note”) to BOCO in the principal amount of $500,000.  The May 2013 Note was due October 31, 2013 and provides for interest at 15%, payable in arrears.  The May 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance.   As of January 31, 2014, the principal and accrued interest due on the note is $555,274. This note is in default.

In addition, the Company issued a Warrant to purchase 1,250,000 shares of common stock at an exercise price that is the lesser of $0.75 per share or a price per share equal to eighty percent (80%) of the lowest price at which a common share in the Company has been issued in any round of financing commenced or closed after the date of this Warrant and prior to Holder’s exercise of its rights under the Warrant. The Warrant expires May 17, 2018. There are no registration requirements. The May 2013 Transaction Documents place certain operating restrictions on the Company.

The May 2013 Transaction Documents also contain certain representations and warranties of the Company and BOCO, including customary investment-related representations provided by BOCO, as well as acknowledgements by BOCO that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws.  The Company provided customary representations regarding, among other things, its organization, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.  The representations and warranties made to BOCO are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC.  The Company also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the May 2013 Transaction Documents.

Promissory Note with BOCO dated June 27, 2013 in Default

On June 27, 2013, the Company entered into a Promissory Note, a Security Agreement and a Loan Agreements with BOCO. On June 27, 2013, the Company entered into a Warrant to Purchase Stock Agreement with BOCO related to this financing. All Agreements and the Warrant are the (“June Transaction Documents”).

Under the June 2013 Transaction Documents, the Company issued a Promissory Note (“June 2013 Note”) in the principal amount of $500,000. The June 2013 Note was due December 31, 2013 and provides for interest at 15%, payable in arrears. The June 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the June 2013 Note.  As of January 31, 2014, the principal and accrued interest due on the note is $544,795. This note is in default.

In addition, the Company issued a Warrant to purchase 1,250,000 shares of common stock at an exercise price that is the lesser of $0.75 per share or a price per share equal to eighty percent (80%) of the lowest price at which a common share in the Company has been issued in any round of financing commenced or closed after the date of this Warrant and prior to Holder’s exercise of its rights under the Warrant. The Warrant expires June 27, 2018. There are no registration requirements. The June 2013 Transaction Documents place certain operating restrictions on the Company.

The June 2013 Transaction Documents also contain certain representations and warranties of the Company and BOCO, including customary investment-related representations provided by BOCO, as well as acknowledgements by BOCO that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws.  The Company provided customary representations regarding, among other things, its organization, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.  The representations and warranties made to BOCO are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC.  The Company also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the June 2013 Transaction Documents.

Promissory Note with BOCO dated December 31, 2013

On December 31, 2013, the Company signed a Promissory Note with an accredited investor, BOCO, for an aggregate loan amount of $1,000,000 (the “BOCO Bridge Loan”). Repayment of the BOCO Bridge Loan is due December 16, 2014 by repayment in cash.  The note will bear interest at 8% per annum until paid in full.  As of January 31, 2014, the principal and accrued interest due on the note is $1,009,863.  Loan proceeds in the amount of $800,000 were placed into escrow for payment to acquire 100% interest in the TMC project from Raven Gold Alaska, Inc.

Promissory Note with Guiseppe Dessi dated December 17, 2013

On December 17, 2013, the Company signed a Promissory Note with an accredited investor, Guisseppe Dessi, for an aggregate loan amount of $1,000,000 (the “Dessi Bridge Loan”). Repayment of the Dessi Bridge Loan is due December 16, 2014 by repayment in cash.  The note will bear interest at 8% per annum until paid in full.  As of January 31, 2014, the principal and accrued interest due on the note is $1,009,863. Loan proceeds in the amount of $1,000,000 were placed into escrow for payment to acquire 100% interest in the TMC project from Raven Gold Alaska, Inc.

Andes Unsecured Promissory Notes

On March 21, 2012 the Company entered into Promissory Note Documents with Fabin Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note (“the Andres Notes”) in the principal amount of $100,000 and $100,000, respectively. The Andres Notes were due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment Convertible Promissory Note extending the due date to October 31, 2013. As of January 31, 2014 the principal and accrued interest due on the notes is $218,575.  On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Notes extending the due date to October 31, 2014.

Promissory Notes with Silver Verde May Mining Company, Inc.

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts totaling $85,000. The Notes were amended November 6, 2012, and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to July 31, 2013. As of January 31, 2014, the principal and accrued interest due on the remaining SVM note is $36,048. As of January 31, 2014, the Company has repaid $53,867 to SVM. On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Note extending the due date to October 31, 2014.

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

All of the following transactions were to accredited investors. All were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D.

During the three months ended January 31, 2014, the Company had the following unregistered sales of equity securities:

On November 1, 2013, the Company issued 310,000 shares of common stock valued at $1.08, or $334,800,  and 310,000 warrants with an exercise price of $1.50 to settle a forward sale and loan agreement with an accredited investor. The warrants were valued at $279,899. The Company recorded $349,779 as loss on settlement of forward contract.

Lincoln Park Transaction.

On November 20, 2013, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

Under the terms and subject to the conditions of the Purchase Agreement, Lincoln Park purchased 113,636 shares of our common stock (“Common Stock”) for $100,101 and we have the right to sell to and Lincoln Park is obligated to purchase up to an additional $10 million in shares of Common Stock, subject to certain limitations, from time to time, over the 24-month period commencing on the date that a registration statement, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed.

We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase shares of Common Stock in amounts up to 50,000 shares on any single business day so long as at least one business day have passed since the most recent purchase.  We also can accelerate the amount of Common Stock to be purchased under certain circumstances to up to 100,000 shares per purchase.  However, Lincoln Park’s committed obligation under any single purchase will not exceed $500,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares immediately preceding the date of sales, but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price ($0.50) as defined in the Purchase Agreement.  Our sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the Common Stock.

On November 23, 2013, pursuant to the terms of a separation agreement, the Company issued 159,000 shares of common stock valued at $1.00 to an officer of the Company. The $159,000 of expense was recorded as stock compensation expense during the three-months ending January 31, 2014.

On January 17, 2014 WASM exercised warrants with an exercise price of $0.001 per share to purchase 52,000 shares of common stock and the Company received cash proceeds of $52.

A summary of the warrants issued as of January 31, 2014 were as follows:

	January 31, 2014
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	16,511,975	$1.062
Issued	310,000	$1.500
Exercised	(52,000)	$0.001
Forfeited	-	-
Expired	-	-
Outstanding at end of period	16,769,975	$1.080
Exerciseable at end of period	16,769,975

	January 31, 2014
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exerciseable
10,000	0.05	$0.001	10,000
1,250,000	3.75	$0.250	1,250,000
250,000	0.17	$0.500	250,000
6,111,095	1.91	$0.750	6,111,095
2,346,666	0.77	$1.000	2,346,666
1,852,115	3.75	$1.500	1,852,115
4,750,099	1.49	$1.500	4,750,099
200,000	7.80	$4.250	200,000
16,769,975		$1.080	16,769,975

The significant weighted average assumptions relating to the valuation of the Company’s warrants for the period ended January 31, 2014 were as follows:

Assumptions
Dividend yield	0%
Expected life	3 years
Expected volatility	170%
Risk free interest rate	0.61%

At January 31, 2014, the aggregate intrinsic value of warrants was $0.0.

NOTE 9. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin, which was acquired by WMTN as a result of the acquisition of TMC in February 2011. Under the terms of the  agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin is also eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days’ notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On November 1, 2013, the Company signed an Employment Agreement with Loni Knepper, and on January 6, 2014, she was appointed Chief Financial Officer.  Under the terms of the agreement, Ms. Knepper will be paid a salary of $105,000 per year and is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Ms. Knepper is also eligible for employee benefit programs, including 4 weeks of vacation per year and medical benefits.  If Ms. Knepper is terminated without cause, including change of control, she is to receive in a lump sum, one times her annual salary, one times her targeted annual bonus, one times her last year’s bonus and any accrued vacation.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment and claims agreements.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended January 31,	Total
2014	$279,000
2015	$100,000
2016	$100,000
2017	$125,000
2018	$125,000
Beyond	$125,000
Total	$854,000

NOTE 10.  SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

On February 7, 2014, the Board of Directors of the Company accepted and ratified the resignation of Mr. James Baughman as a director and Chief Operating Officer of the Company.  Mr. Baughman tendered his resignation on January 6, 2014.  Mr. Baughman did not have any disagreement with the Company on any matter relating to the registrant’s operations, policies or practices.

In conjunction with the ratification of Mr. Baughman’s resignation, the Board of Directors of the Company voted to change the address of its principal executive offices from Mr. Baughman’s office in Denver, CO to the Company’s office at 120 E. Lake St., Ste. 401, Sandpoint, ID 83864.  In addition, the Company’s phone number has changed to (208)265-1717.

On February 14, 2014 the Company signed a Promissory Note with BOCO for a loan amount of $1,000,000 (the “BOCO Bridge Loan”) and received the funds committed by a Promissory Note with  BOCO, for an aggregate loan amount of $1,000,000 (the “Bridge Loan”). Repayment of the Bridge Loan is due December 31, 2014 by repayment in cash.  The note will bear interest at 8% per annum until paid in full.On February 14, 2014, the Company, through its subsidiary TGC has acquired 100% ownership interest in the Terra Gold project from Raven, for $1.8 million cash and 200,000 shares of WMTN. See Note 4.

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

TMC’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), is a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) on a gold system called the TMC Project. We are currently focused on mineral production from mineralized material at this Project in the state of Alaska. The TMC Project consists of 344 Alaska state mining claims including 5 unpatented lode mining claims held under lease (subject to a 3-4% NSR royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2013 were renewed and the fees to maintain the Terra claims through 2014 were paid by the Company. The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

Outcropping gold veins were first discovered at Terra in the late 1990's by Kennecott Exploration.  The claims were transferred to Mr. Ben Porterfield in 2000. AngloGold Ashanti (USA) Exploration Inc. optioned these claims in 2004 and staked additional claims in the vicinity.  Initial detailed soil and rock surveys were conducted at Terra that same year with results leading to the definition of an initial zone of gold veins over a 2.5 km (250 hectares) strike length.  AngloGold followed up with a discovery drill program of 12 holes in 2005 and drilled three additional holes in 2006.  A total of 587 rock samples were collected on the property.  The Terra Project was joint-ventured to International Tower Hill Mines Ltd. (“ITH”) in August of 2006.

On September 15, 2010, TMC and its wholly owned subsidiary, TGC, and Raven signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”) pertaining to the TMC Project.

On February 14, 2014, the Company, through TGC, acquired 100% ownership interest in the TMC Project from Raven for $1.8 million cash and 200,000 shares of WMTN. No further payments are due to Raven from TGC under the JV Agreement (including but not limited to any royalty or residual payments), and each party is fully released from its obligations to the other under the JV Agreement.

We have budgeted expenditures for the TMC Project for the next twelve months of approximately $2,900,000, depending on additional financing, for general and administrative expenses and exploration.

We are considered an exploration stage company under SEC criteria because we have not demonstrated the existence of proven or probable reserves at the TMC Project.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and exploration expenditures, have been expensed as incurred and therefore do not appear as assets on our balance sheet.  We expect construction expenditures and underground mine exploration and capital improvements will continue during 2014 and subsequent years. We expect to remain as an exploration stage company for the foreseeable future. We do not exit the exploration stage until such time that we demonstrate the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

As of January 31, 2014, we have $3,852,115 plus accrued interest of $493,441 due to BOCO Investments LLC on four secured promissory notes, three of which are in default in the amount of $2,852,115. We are currently attempting to negotiate an extension or other modification of these notes as we do not have the ability to repay the amount due.  There can be no assurance that we will be able to renegotiate the terms of these promissory notes under terms that are favorable to the Company.Our principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt.  WMTN plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

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

Our independent registered accounting firm has expressed substantial doubt about our ability to continue as a going concern as a result of the Company’s history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue the TMC Project. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue our business.

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

THREE MONTHS ENDED JANUARY 31, 2014 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2013

(dollars in thousands)

	Three Months Ended Janaury 31,
	2014	2013	$ Variance	% Variance

Revenue	$76	$-	$76	100.0%
Cost of sales	65	-	$65	-100.0%
Gross profit	11	-	$11	100.0%
Selling, general and administrative expenses	417	367	$50	-13.6%
Exploration expenses	49	551	$(502)	-91.1%
Operating loss	(455)	(918)	$463	-50.4%
Other income (expense):
Interest expense	(97)	(73)	$(24)	-32.9%
Financing fee	(228)	-	$(228)	-100.0%
Loss on derivative liability	-	-	$-
Loss on settlement of forward contract	(350)	-	$(350)	-100.0%
Total other expense	(675)	(73)	$(602)	-824.7%
Net loss	$(1,130)	$(991)	$(139)	-14.0%

EXPENSES

Revenue for the three months ended January 31, 2014 increased by $76,000 from $0 for the three months ended January 31, 2013 as we had not yet produced any gold at this time last year.  Cost of goods sold during the three months ended January 31, 2014 increased by $65,000 from $0 for the three months ended January 31, 2013 as we had not yet produced any gold to sell at this time last year.

Selling, general and administrative expenses for the three months ended January 31, 2014 increased $50,000 to $417,000 as compared to $367,000 for the three months ended January 31, 2013. Exploration expenses for the three months ended January 31, 2014 decreased $502,000 to $49,000 as compared to $551,000 for the three months ended January 31, 2013 because we had significant exploration set up expenditures during the first quarter of last year that were one time expenditures. The increase in selling, general and administrative expenses was due to primarily to professional service fees related to the future acquisition of 100% ownership in the TMC Project and overlapping salaries related to the replacement of the Company’s CFO.

Such expenses for the three months ended January 31, 2014 and 2013 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the three months ended January 31, 2014 was $1,129,757 as compared to a net loss of $991,104 for the three months ended January 31, 2013. The net loss for the three months ended January 31, 2014 included $744,672of non-cash expenses, including $159,000 for services and $227,977for loan fees related to the issuance of common stock, $349,779 related to the issuance to stock and warrants for the settlement of the forward contract, $39,395 of depreciation and amortization expense and a gain recorded on the forward contract in the amount of $31,479.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $299, a working capital deficit of approximately $6,387,673, (excluding the derivative liability- warrants of $2,000,000 as of January 31, 2014.  We have $4,345,556 and $1,954,930 including interest due to BOCO on January 31, 2014 and January 31, 2013, respectively. In addition, we have $854,000 due under operating leases in 2014 and future years.  Further, we have $2,100,000 in mining expenditures planned by October 31, 2014.

We will have to raise substantial additional capital in order to fully implement the business plan.  If economic reserves of gold and/or other minerals are proven, additional capital will be needed to actually develop and mine those reserves.

Our principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt.  WMTN plans to raise funds for each step of the TMC Project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

Our primary activity will be to proceed with the TMC Project and other mining opportunities that may present themselves from time to time. We cannot guarantee that the TMC Project will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development company.

We have budgeted expenditures for the next twelve months of approximately $2,900,000 depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.   Mining costs are detailed below:

Expenditures	$
Drilling costs		$250,000
Camp and labor costs		500,000
Claims payments		100,000
Mining and milling		500,000
Underground portal		475,000
Property payments		275,000
Total mining		$2,100,000

OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended January 31, 2014 was $382,230. This amount was primarily related to a net loss of $1,129,757, offset by $39,395 in depreciation and amortization and other non-cash expenses of $744,672 of non-cash expenses, including $386,977 related to the issuance of common stock for  services and loan fees; loss on forward contract of $347,779 related to the issuance of stock and warrants for settlement of a forward contract and a gain in the amount of $31,479 on the remaining forward contract.

INVESTING ACTIVITIES

There was $1,800,000 used in investing activities during the three months ended January 31, 2014 related to restricted cash that was put in escrow to be used for the purchase of the balance of the interest in the TMC Project.

FINANCING ACTIVITIES

Net cash provided by financing activities for the three months ended January 31, 2014 was $2,100,153. This amount was primarily related to the proceeds from promissory notes of $2,000,000 and proceeds from the issuance of common stock of $100,153.

Our unaudited contractual cash obligations as of January 31, 2014 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$854,000	$279,000	$200,000	$250,000	$125,000
Capital lease obligations	-	-	-	-	-
Note payable	-	-	-	-	-
Mining expenditures	2,100,000	2,100,000	-	-	-
Forward contracts	498,360	498,360	-	-	-
	$3,452,360	$2,877,360	$200,000	$250,000	$125,000

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

Cash and Cash Equivalents
We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit.  As of January 31, 2014, we had no uninsured cash amounts.

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

We have access to the camp by airplane. There is no road access from camp to the TMC Project area where drilling and bulk sampling mining occurs. It is approximately 1 1/2 miles from camp to the Project area.  Power generation is by diesel generator at the camp. Fuel is brought in for the generators by a cargo plane to the airstrip.

Long-Lived Assets
We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of January 31, 2014, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
TMC operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more than 50,000 cubic yards of material. The Company is exceeded the minimum requirements in 2014 and was required to file a reclamation bond.

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

Commodity Price Risk

We are exposed to commodity price risks based on our Forward Exchange Agreements dated March 20, 2013. We believe that the impact of a 10% increase or decline in commodity prices would not be material to our financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of January 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes In Internal Control Over Financial Reporting

During the quarter ended January 31, 2014, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of January 31, 2014, we had approximately $300 in cash.

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

As of January 31, 2014, we have $3,852,115 plus accrued interest of $493,441 due to BOCO Investments LLC on four secured promissory notes, three of which are in default..  We are currently attempting to negotiate an extension or other modification of these notes as we do not have the ability to repay the amount due. If the Company is not successful at negotiating an extension or other mofication, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy. Three of these notes are in default in the amount of $2,852,115.

On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000.  The Company was required to tender, in the aggregate, no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013.  On November 1, 2013, the Company settled with one of the parties that had an agreement for 200 ounces of gold for 310,000 shares of common stock valued at $1.00 per share, plus warrants for an additional 310,000 shares at an exercise price of $1.50 per share.  As of the date of this filing, the Company is in default under the other two agreements and is still negotiating with the two investors to reach a settlement agreement with them.  Under these two agreements, the Company is obligated to tender no less than 400 ounces of gold or pay the principal sum of $498,360.

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

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the TMC Project to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

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

As of March 21, 2014, the price of gold was $1,328.50 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Our Amended Claim Agreement is critical to our operations and are subject to cancellation.

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

The failure to operate in accordance with the Amended Claims Lease or Agreement could result in the lease pertaining to the mining claims that are the subject of the Amended Claims Agreement being terminated. See Note 4 to the Consolidated Financial Statements for a discussion of this critical agreement.

Our management and a major shareholder and creditor have substantial influence over our company.

As of the filing date, Greg Schifrin, our CEO, and Mr. James Baughman together, either directly or indirectly, own or control 6.7 million shares or approximately 26.4% of our issued and outstanding common stock, including shares beneficially owned within sixty days.

BOCO owns or controls 11.2 million shares as of the filing date or approximately 34.3% of our issued and outstanding common stock, including shares beneficially owned within sixty days, and including (i) the potential conversion of $1,852,115 of debt that is due and payable by the Company on October 31, 2013, that as of February 11, 2014, is convertible along with accrued interest into Company common stock at a rate of $0.75 per share; (ii) the potential conversion of $250,000 of Series A Convertible Preferred Stock; (iii) Promissory Notes totaling $500,000 that were due on October 31, 2013 and December 31, 2013; (iv) and various warrants. See Note 8 and 9 to the Company’s Financial Statements for a more detailed description of this Secured Promissory and Promissory Notes, Series A Convertible Preferred Stock and various warrants.   We are currently attempting to negotiate an extension or other modification of these notes as we do not have the ability to repay the amount due.  If the Company is not successful in negotiating an extension or other modification, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

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

Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally calculate reserves and resources in accordance with Canadian practices. The Geologic Report, upon which we have based our mineralization estimates, was prepared in accordance with Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) National Instrument 43-101 (NI 43-101) and Form 43-101F1 (43-101F1). These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred mineral resources, which are generally not permitted in disclosures filed with the SEC by United States issuers. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted into reserves.

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

Our financial statements for the period from inception (March 25, 2010) to January 31, 2014 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified are a  result of our limited history of operations, limited assets, and operating losses since inception.  In addition, among other factors, as of January 31, 2014, we reported a net operating loss of over $18 million.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We started exploring our properties in the summer of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company only acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have reported revenues of $170,530 as of the date of this Form 10-Q.  TMC itself has only been in existence since March 25, 2010.

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

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering any of our officers or key personnel. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

We lack an operating history and we expect to have losses in the future.

Except for our initial exploration efforts as described above, we have not started our proposed business operations or realized any significant revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material. We exceeded the minimum requirements in 2013 and posted a reclamation bond of approximately $23,000 on December 23, 2013.  The amount was expensed as exploration expense during the period.

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

We plan to conduct our exploration on a seasonal basis. Because of the severe Alaska winters and lack of sunlight and with current operations, we are only able to perform exploration operations for approximately five months per year. It is possible that snow or rain could restrict and delay work on the properties to a significant degree. Our property is located in a relatively remote location, which creates additional transportation and energy costs and challenges. Currently, we have drilled our test sites with helicopter-supported drill rigs, which are expensive to operate.  While we are constructing an underground portal to process gold in 2014, we may not have sufficient funds to complete these improvements, which would further increase the cost of exploration.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 21, 2014 there were 25,736,997 million shares of common stock issued and outstanding. Therefore, the amount of shares that have been registered by the Company for resale by certain investors (up to 6,707,715 shares of common stock) constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

The laws of the State of Colorado provide that our directors will not be liable to us or our shareholders for monetary damages for their conduct (with certain limited exceptions) as directors of the company. Our Articles of Incorporation and Bylaws permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

This item is not applicable.

ITEM 5.  OTHER INFORMATION

This item is not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (Previously filed with Form SB-2 Registration Statement, January 2, 2008 (in the case of the Articles of Incorporation, as amended per the 8-K filed on Oct. 12, 2010).
3.2	Articles of Amendment dated February 28, 2013 (Attached as an exhibit to the Company’s Form 8-K dated March 8, 2013 and filed with the SEC on March 12, 2013).
3.3	Bylaws (Previously filed with Form SB-2 Registration Statement, January 2, 2008 (in the case of the Articles of Incorporation, as amended per the 8-K filed on Oct. 12, 2010).
3.4
Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (Attached as an exhibit to the Company’s Form 8-K dated December 3, 2013 and filed with the SEC on December 6, 2013).

4.1
WestMountain Gold, Inc. 2012 Stock Incentive Plan (Filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 31, 2013, and hereby incorporated by reference).

10.1
Exploration, Development and Mine Operating Agreement dated September 15, 2010 by and between Raven Gold Alaska Inc., International Tower Hills Mines, Terra Gold Corporation and Terra Mining Corporation. (Attached as an exhibit to the Company’s Form 8-K dated February 28, 2011 and filed with the SEC on March 4, 2011).

10.2
Amended Porterfield Lease dated February 18, 2011 by and between Terra Gold Corp and Ben Porterfield (Attached as an Exhibit to the Company’s Form 10-K dated October 31, 2011 and filed with the SEC on December 20, 2011).

10.3
Amended and Restated Revolving Credit Loan and Security Agreement dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO  (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).

10.4
Amended and Restated Secured Convertible Promissory Note dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).

10.5
Consulting Agreement dated September 11, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).

10.6
Warrant to Purchase Stock dated October 1, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).

10.7
Warrant to Purchase Stock dated October 1, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).

10.8
Letter of Intent dated February 19, 2013 by and between Terra Gold Corporation and Raven Gold Alaska, Inc. (Attached as an exhibit to the Company’s Form 8-K dated February 19, 2013 and filed with the SEC on February 26, 2013).

10.9
Loan Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).

10.10
Promissory Note dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).

10.11
Security Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).

10.12
Warrant for the Purchase of Common Stock dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).

10.13
Loan Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).

10.14
Promissory Note dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).

10.15
Security Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).

10.16
Warrant for the Purchase of Common Stock dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).

10.17
First Amendment to Amended and Restated Secured Convertible Promissory Note dated August 1, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. Attached as an exhibit to the Company’s Form 8-K dated August 29, 2013 and filed with the SEC on August 30, 2013.

10.18	Form of Warrant for the Purchase of Preferred Stock. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.19	Form of Warrant for the Purchase of Common Stock (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.20	Form of Subscription Agreement for the Purchase of Preferred Stock (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.21
2186 S. Holly Commercial Lease Agreement signed September 3, 2012 by and between James Baughman and 2186 S. Holly LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).

10.22
Commercial Lease Amendment II signed June 5, 2013 by and between WestMountain Index Advisor, Inc. and Waterfront Property Management LLC.  (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).

10.23
Commercial Lease April 1, 2011 by and between WestMountain Index Advisor, Inc. and Waterfront Property Management LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).

10.24	Secured Promissory Note between WestMountain Gold, Inc. and BOCO dated February 14, 2014 (Filed herewith)
10.25	Letter Agreement between Raven Gold Alaska, Inc. and Terra Gold Corporation dated February 12, 2014 (Filed herewith)
10.26	Convertible Promissory Note between WestMountain Gold, Inc. and Dessi dated December 17, 2013 (Filed herewith)
10.27	Purchase Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20, 2013 (Filed herewith)
10.28	Registration Rights Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20,2013 (Filed herewith)
10.29	Separation and Full Release of Claims Agreement between WestMountain Gold, Inc. and Mark Scott dated November 15, 2013 (Filed herewith)
14.1	Code of Conduct & Ethics dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
21.1	Subsidiaries (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 and 32.2	Section 906 Certifications.
99.1	Audit Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
99.2	Compensation Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
99.3	Nominations and Governance Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Note dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (2)
Security Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (2)
Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. (4)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 24, 2014	WESTMOUNTAIN GOLD, INC. (Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin Chief Executive Officer (Principal Executive Officer)

By:	/s/ Loni Knepper
Loni Knepper Chief Financial Officer (Principal Financial and Accounting Officer)