Form 10-Q/A
period 2014-01-31
WESTMOUNTAIN GOLD, INC.
filed 2014-03-26
CIK 1421601

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying Amount at
	Fair Value Measurements Using Inputs			January 31,
Financial Instruments	Level 1	Level 2	Level 3	2014

Liabilities:
Forward contract	$-	$498,360	$-	$498,360
Derivative Instruments -Warrants	$-	$2,000,000	$-	$2,000,000

Total	$-	$2,498,360	$-	$2,498,360

				Carrying Amount at
	Fair Value Measurements Using Inputs			October 31,
Financial Instruments	Level 1	Level 2	Level 3	2013

Liabilities:
Forward contract	$-	$794,760	$-	$794,760
Derivative Instruments -Warrants	$-	$2,000,000	$-	$2,000,000

Total	$-	$2,794,760	$-	$2,794,760

Market price and estimated fair value of common stock used to measure the Derivative Instruments-Warrants at January 31, 2014 and October 31, 2013:

January 31, 2014
Market price and estimated fair value of common stock:	$0.92
Exercise price	$0.69
Expected term (years)	3.75
Dividend yield	-
Expected volatility	146%
Risk-free interest rate	1.49%

October 31, 2013
Market price and estimated fair value of common stock:	$1.06
Exercise price	$0.75
Expected term (years)	4.8 years
Dividend yield	-
Expected volatility	112%
Risk-free interest rate	0.95%

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

As of January 31, 2014, the value of the gold obligation is $498,360.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold. During the three-months ended January 31, 2014, the Company recorded additional interest gain of $31,480 as the value of gold decreased from October 31, 2013.

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

Promissory Notes with Silver Verde May Mining Company, Inc.

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts totaling $85,000. The Notes were due November 6, 2012and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to July 31, 2013. As of January 31, 2014, the principal and accrued interest due on the notes is $ 36,048 .  As of January 31, 2014, the Company has repaid $53,867 to SVM. On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Note extending the due date to October 31, 2014.

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

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (the “September 2012 Note”) in the principal amount of $1,852,115. The September 2012 Note was due July 31, 2013 and provided for interest at 15% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO. The September 2012 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.   In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at the lesser of $1.50 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note. The Warrant expires September 30, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.  As of January 31, 2014, the principal and accrued interest due on the note is $2,232,747 .

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

Promissory Note with BOCO dated December 31, 2013

On December 31, 2013, the Company signed a Promissory Note with an accredited investor, BOCO, for an aggregate loan amount of $1,000,000 (the “BOCO Bridge Loan”). Repayment of the BOCO Bridge Loan is due December 16, 2014 by repayment in cash.  The note will bear interest at 8% per annum until paid in full.  As of January 31, 2014, the principal and accrued interest due on the note is $1,006,795 .  Loan proceeds in the amount of $800,000 were placed into escrow for payment to acquire 100% interest in the TMC project from Raven Gold Alaska, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $299, a working capital deficit of approximately $6,387,673, (excluding the derivative liability- warrants of $2,000,000 as of January 31, 2014.  We have $4,339,610 and $ 3,224,983 including interest due to BOCO on October 31 , 2013 and January 31, 2013, respectively. In addition, we have $854,000 due under operating leases in 2014 and future years.  Further, we have $2,100,000 in mining expenditures planned by October 31, 2014.

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

OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended January 31, 2014 was $382,230. This amount was primarily related to a net loss of $1,129,757, offset by $39,395 in depreciation and amortization and other non-cash expenses of $744,672 of non-cash expenses, including $386,977 related to the issuance of common stock for  services and loan fees; loss on forward contract of $349,779 related to the issuance of stock and warrants for settlement of a forward contract and a gain in the amount of $31,479 on the remaining forward contract.

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

As of January 31, 2014, we have $3,852,115 plus accrued interest of $487,495 due to BOCO Investments LLC on four secured promissory notes, three of which are in default..  We are currently attempting to negotiate an extension or other modification of these notes as we do not have the ability to repay the amount due. If the Company is not successful at negotiating an extension or other mofication, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy. Three of these notes are in default in the amount of $2,852,115.

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