Form 10-Q
period 2014-04-30
WESTMOUNTAIN GOLD, INC.
filed 2014-06-23
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended April 30, 2014

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

The number of shares of common stock, $.001 par value, issued and outstanding as of June 19, 2014: 25,936,997 shares.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WestMountain Gold, Inc.
Consolidated Balance Sheets
(unaudited)

	April 30,	October 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$61	$82,376
Prepaid expenses	9,861	6,355
Inventory	53,733	66,485
Total current assets	63,655	155,216

Equipment, net	451,000	528,973

Other Assets
Contractual rights	800,000	800,000
Mining claims, net	1,947,003	11,820
Security deposits	2,050	5,250
Total Assets	$3,263,708	$1,501,259

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,293,379	$1,315,070
Accounts payable - related parties	818,972	697,127
Accrued expenses	25,349	216,078
Accrued interest	818,384	394,274
Accrued expenses - related parties	232,649	57,000
Forward contract	523,920	794,760
Derivative liability - warrants	1,745,750	2,000,000
Promissory notes	5,083,248	3,083,248
Total current liabilities	10,541,651	8,557,557

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value; 987,900 shares authorized, 0 shares issued	-	-
and outstanding at April 30, 2014 and October 31, 2013, respectively
Preferred Series A Convertible Stock, $0.10 par value; 12,100 shares authorized,	1,210	1,210
12,100 shares authorized, 12,100 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively
Common stock, $0.001 par value; 200,000,000 shares authorized, 25,936,997 and 24,659,832	25,937	24,659
shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively
Additional paid in capital	12,107,954	10,608,128
Accumulated deficit	(19,413,044)	(17,690,295)
Total stockholders' deficit	(7,277,943)	(7,056,298)
Total Liabilities and Stockholders' Deficit	$3,263,708	$1,501,259

See notes to consolidated financial statements.

WestMountain Gold, Inc.
Consolidated Statements of Operations
(unaudited)

					From March 25,
					2010
	Three Months Ended		Six Months Ended		(Inception) through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2014	2013	2014	2013	2014
Revenue:
Sales	$127,953	$-	$204,250	$-	$298,483
Total revenue	127,953	-	204,250	-	298,483

Cost of sales	71,660	-	136,775	-	185,775
Total cost of sales	71,660	-	136,775	-	185,775

Gross profit	56,293	-	67,475	-	112,708

Operating Expenses
Selling, general and administrative expenses	312,468	333,900	729,581	700,757	6,915,517
Exploration expenses	21,282	324,390	70,610	876,172	6,664,154
Total operating expenses	333,750	658,290	800,191	1,576,929	13,579,671

Loss from operations	(277,457)	(658,290)	(732,716)	(1,576,929)	(13,466,963)

Other income/(expense)
Interest income	11	-	11	-	11
Interest expense	(569,535)	(354,576)	(666,277)	(427,041)	(2,569,091)
Consulting income - Terra Mining Corporation	-	-	-	-	50,400
Financing fee	(261)	-	(228,238)	-	(431,872)
Merger expense	-	-	-	-	(900,000)
Gain/(Loss) on change - derivative liability warrants	254,250	-	254,250	-	(1,745,750)
Loss on settlement of forward contract	-	-	(349,779)	-	(349,779)

Total other income/(expense)	(315,535)	(354,576)	(990,033)	(427,041)	(5,946,081)

Net loss before income taxes	(592,992)	(1,012,866)	(1,722,749)	(2,003,970)	(19,413,044)
Income tax expense (benefit)	-	-	-	-	-
Net loss	$(592,992)	$(1,012,866)	$(1,722,749)	$(2,003,970)	$(19,413,044)

Basic net loss per share	$(0.02)	$(0.04)	$(0.07)	$(0.09)
Diluted net loss per share	$(0.02)	$(0.04)	$(0.07)	$(0.09)
Basic weighted average common shares outstanding	25,660,593	23,862,343	25,376,403	23,078,264
Diluted weighted average common shares outstanding	25,660,593	23,862,343	25,376,403	23,078,264

See notes to consolidated financial statements.

WestMountain Gold, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

			From March 25,
			2010
	Six Months Ended		(Inception) through
	April 30,	April 30,	April 30,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(1,722,749)	$(2,003,970)	$(19,413,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,790	66,078	325,501
Warrant amortization expense	-	13,333	1,279,137
Issuance of common stock and warrants for services and expenses	347,275	140,250	3,841,970
Loss on forward contract	94,080	284,580	288,840
Loss on settlement of forward contract	349,779	-	349,779
Gain(loss) on derivative liability	(254,250)	-	1,745,750
Issuance of common stock for financing fees	227,977	-	227,977
Issuance of common stock per-merger	-	-	48,202
Changes in operating assets and operating liabilities:			-
Prepaid expenses and other current assets	(3,506)	(34,318)	(68,887)
Inventory	12,752	-	(53,733)
Other assets	3,200	-	3,200
Accrued interest	424,110	-	775,803
Accounts payable and accrued expenses	(137,420)	147,531	2,232,542
Accounts payable and accrued liabilities - related parties	297,494	-	297,494
Net cash provided by operating activities	(282,468)	(1,386,516)	(8,119,469)

Cash flows from investing activities:
Capital expenditures	-	(252,250)	(771,769)
Cash acquired in merger	-	-	101,252
Contractual rights	-	(100,000)	(400,000)
Cash paid for mining claims	(1,800,000)	-	(1,815,903)
Net cash used in investing activities	(1,800,000)	(352,250)	(2,886,420)

Cash flows from financing activities:
Proceeds from promissory notes	2,000,000	-	5,757,433
Forward contract	-	600,000	600,000
Cash repayment of forward contract	(100,000)		(100,000)
Repayment of debenture notes	-	(30,717)	(630,000)
Proceeds from demand promissory notes	-	-	550,000
Proceeds from the issuance of preferred stock	-	-	605,000
Proceeds from the issuance of common stock per-merger	-	-	34,000
Proceeds from the issuance of common stock	100,153	1,139,752	4,189,517
Net cash provided by financing activities	2,000,153	1,709,035	11,005,950

Net increase (decrease) in cash and cash equivalents	(82,315)	(29,731)	61
Cash and cash equivalents, beginning of period	82,376	88,870	-
Cash and cash equivalents, end of period	$61	$59,139	$61

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$29,588
Taxes paid	$-	$-	$-

WestMountain items acquired in merger:
Other current assets	$-	$-	$44,670
Fixed assets	$-	$-	$649
Accounts payable and other accrued liabilities	$-	$-	$(86,815)

Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$-	$35,300	$85,300
Stock issuance for contractual rights	$-	$-	$400,000
Common stock issued for convertible notes	$-	$-	$602,500
Equity issued for settlement of forward contract	$264,920	$-	$264,920
Equity issued for mining claims	$136,000	$-	$136,000
Equity issued for accounts payable	$75,000	$-	$75,000

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

WMTN’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), was a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) through February 12, 2014 on a gold system project (“the TMC Project”). On February 12, 2014, the Company, through its wholly owned subsidiary, Terra Gold Corp, acquired 100% ownership interest in the TMC Project from Raven, which is a wholly owned subsidiary of Corvus Gold Inc. (TSX:KOR, OTCQX:CORVF) for $1.8 million in cash and 200,000 shares of WMTN.  The Company has budgeted expenditures for the TMC Project for the next twelve months of approximately $2,900,000, depending on additional financing, for general and administrative expenses and exploration.

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

The Company is considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at the TMC Project.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of our expenditures  in the mining properties to date, including construction of the mill, mine facilities and exploration , have been expensed as incurred and therefore do not appear as assets on our balance sheet.  We expect construction expenditures and underground mine exploration and capital improvements will continue during 2014 and subsequent years. We expect to remain as an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time that we demonstrate the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

As of April 30, 2014, we have $3,852,115 plus accrued interest of $761,878 due to BOCO Investments LLC on four secured promissory notes, all of which are in default.  We do not have the ability to repay the amount due.  On April 15, 2014, we entered into a Loan and Note Modification Agreement with BOCO pursuant to which BOCO agreed to convert up to $3,000,000 of this debt into the Company’s anticipated debt-equity offering and to extend the maturity date on the remaining debt, all conditioned upon the Company raising at least $3,000,000 in that debt-equity offering by April 30, 2014. On June 2, 2014, the Loan and Note Modification Agreement has been amended as the $3,000,000 debt-equity offering did not occur (see Note 10 below).

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WMTN and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods April 30, 2014 and 2013 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2014.

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

Cash and Cash Equivalents
The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of April 30, 2014, the Company had no uninsured cash amounts.

Equipment
Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3 -5 years.

Metal and Other Inventory
Inventories were $53,733 and $66,485 as of April 30, 2014 and October 31, 2013, respectively. Inventories include doré. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

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

The Company has access to the camp by airplane. There is no road access from the camp to the project area where drilling and bulk sampling mining occurs. It is approximately 1 1/2 miles from camp to the project area.  Power generation is by diesel generator at the camp. Fuel is brought in for the generators by a cargo plane to the airstrip.

Long-Lived Assets
The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of April 30, 2014, there are no impairments recognized.

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

 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Inputs			Carrying Amount at
Financial Instruments	Level 1	Level 2	Level 3	April 30, 2014

Liabilities:
Forward contract	$-	$523,920	$-	$523,920
Derivative Instruments -Warrants	$-	$1,745,750	$-	$1,745,750

Total	$-	$2,269,670	$-	$2,269,670

	Fair Value Measurements Using Inputs			Carrying Amount at
Financial Instruments	Level 1	Level 2	Level 3	October 31, 2013

Liabilities:
Forward contract	$-	$794,760	$-	$794,760
Derivative Instruments -Warrants	$-	$2,000,000	$-	$2,000,000

Total	$-	$2,794,760	$-	$2,794,760

Market price and estimated fair value of common stock used to measure the Derivative Instruments-Warrants at April 30, 2014 and October 31, 2013:

Expected term (years)

	April 30, 2014	October 31, 2013
Market price and estimated fair value of common stock:	$0.74	$1.06
Exercise price	$0.59	$0.75
Expected term (years)	4	4.8
Dividend yield	-	-
Expected volatility	184%	112%
Risk-free interest rate	1.69%	0.95%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at April 30, 2014 and October 31, 2013 based upon the short-term nature of the assets and liabilities.

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

During the second quarter of 2014, the Company recognized $254,250 of other income resulting from the decrease in the fair value of the warrant liability at April 30, 2014, as the value changed from the prior quarter.

Forward Sale and Loan Agreements

On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000. The Company was required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013, but defaulted on this obligation.

On November 1, 2013, the Company settled with one of the parties that had a forward sale and loan agreement for 200 ounces of gold; the Company agreed to issue 310,000 shares of common stock valued at $1.08 per share at the time of issuance, or $334,800 and warrants for an additional 310,000 shares of common stock with an exercise price of $1.50 per share valued at $279,899, using the Black-Scholes method, in full settlement of all claims.  The Company recorded a loss of $349,779 to settle this forward contract.  As of the date of this filing, the Company is in default under the other agreements. One of the lenders, URenergy, LLC, obtained a judgment against the Company on March 31, 2014 for the amount of $204,143 plus attorneys’ fees and costs.  Although the Company has attempted to negotiate a settlement of this judgment, no formal settlement agreement was reached and URenergy LLC has commenced proceedings to execute on its judgment.  The Company is continuing to negotiate with the other lender, Snowmass Mining Co., LLC, who is owed $450,000 (payable in cash or gold), together with interest thereon from September 15, 2013.  The Company has paid Snowmass the sum of $100,000 during the six month ended April 30, 2014.

As of April 30, 2014, the value of the gold obligation is $500,000.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the six-months ended April 30, 2014, the Company recorded additional interest expense of $270,840 as the value of gold decreased from October 31, 2013. During the three months ended April 30, 2014, the Company repaid $100,000 of gold obligation in cash.

During the three months ended April 30, 2014, the Company entered into a forward sales for 48.563 oz. of gold bullion at $1,305 per oz. The Company has delivered 30 oz, of the gold bullion and has recorded the fair value of the remaining 18.563 oz. of gold as a forward contract in the amount of $23,920.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of April 30, 2014, the Company had (i) warrants for the purchase of 14,068,880 common shares; (ii) 2,083,248 common shares related to convertible promissory notes; and (iii) 605,000 common shares related to the conversion of Series A Convertible Preferred Stock; which were considered but were not included in the computation of loss per share at April 30, 2014 because they would have been anti-dilutive.

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

On February 12, 2014, the Company, through TGC, acquired 100% ownership interest in the TMC Project from Raven for $1.8 million in cash and 200,000 shares of WMTN.  No further payments are due to Raven from TGC under the JV Agreement, (including but not limited to any royalty or residual payments), and each party is fully released from its obligations to the other under JV Agreement.  As of April 30, 2014, the $1.8 million of cash paid to Raven is recorded as Mining Claims in the accompanying consolidated balance sheet along with the 200,000 shares of common stock of the Company has been issued. The shares of common stock had a fair market value of $136,000 on the date of grant.

Share Exchange Agreement with TMC

During the year ended October 31, 2010, WMTN entered into a Share Exchange Agreement with Gregory Schifrin, American Mining Corporation (“AMC”) and James Baughman to acquire 100% of the issued and outstanding shares of common stock of TMC in exchange for 1,500,000 shares of restricted common stock of WMTN, par value of $0.001 per share. These shares were valued at $150,000. The value of these shares were recorded as Contractual Rights because of TMCs JV agreement with Terra Gold and Raven Gold Alaska, Inc. to explore the mineral properties.  On February 12, 2014, the Company has acquired 100% of the Terra Gold project.

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

The Amended Lease Agreement, which incorporates the Lease dated March 22, 2005 and the September 27, 2010 Consent between Ben Porterfield and AngloGold Ashanti (USA) Exploration Inc., has a term of ten years, which can be extended for an additional ten years with thirty days written notice. The Amended Lease Agreement defines terms and conditions and requires the following minimum royalties:

●	Payment of $100,000 annually on March 22, 2011 (paid).
●	Payment of $100,000 annually on March 22, 2012 (paid), 2013 (paid) through March 22, 2015.
●	Payment of $125,000 annually on March 22, 2016 through the termination of the Amended Claims Agreement.

On May 23, 2014, the Company made its annual payment of $100,000 to Ben Porterfield to cure a default under the Amended Lease Agreement with Mr. Porterfield. See Note 10 below.

The Company can terminate the Amended Lease Agreement with the payment of $875,000, less $75,000 paid during the years 2006-2011. The payment maybe paid over three annual payments.

TMC has paid in total $400,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $0.50 per share. Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of April 30, 2014, the Company has capitalized $650,000 related to this Claims Agreement.

The Amended Claims Agreement, which incorporates the Lease dated March 22, 2005, provides for a production royalty of 4% of the net smelter return for all minerals produced or sold. The Company may repurchase 1% of the production royalty right for $1,000,000 and an additional 1% for $3,000,000.

The failure to operate in accordance with the Amended Claims or Lease Agreements could result in the Lease being terminated. On May 23, 2014, the Company paid the $100,000 payment to Ben Porterfield that was due on March 22, 2014 to cure the default on the lease agreement.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estamated Useful Lives	April 30, 2014	October 31, 2013

Mining and other equipment	3-5 years	$772,418	$772,418
Less: accumulated depreciation		(321,418)	(243,445)
		$451,000	$528,973

Depreciation expense for the six months ended April 30, 2014 and 2013 was $77,973 and $65,261 respectively.

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

The Company has three full-time and part-time employees. The Company shares offices with Minex Exploration LLP("Minex"), an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex contractors for exploration and development of the Alaska property. The Company has recorded accounts payable- related party of $818,972 and $697,127as of April 30, 2014 and October 31, 2013, respectively.

Secured Promissory and Promissory Notes with BOCO

From time to time, the Company entered into promissory notes and other agreements with BOCO related to loans from BOCO to the Company.  The current status of BOCO loans to the Company and their terms are described in Note 7, Promissory Notes and Note 10, Subsequent Events, below.

Promissory Notes with Silver Verde May Mining Company, Inc.

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts totaling $85,000. The Notes were due November 6, 2012 and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to July 31, 2013. As of April 30, 2014, the principal and accrued interest due on the notes is $36,428.  As of April 30, 2014, the Company has repaid $53,867 to SVM. On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Note extending the due date to October 31, 2014.

NOTE 7. PROMISSORY NOTES

As of April 30, 2014 and October 31, 2013, the Company has the following promissory notes outstanding:

	April 30, 2014	October 31, 2013
BOCO September 17, 2012 Promissory Note	$1,852,115	$1,852,115
BOCO May 14, 2013 Promissory Note	500,000	500,000
BOCO June 27, 2013 Promissory Note	500,000	500,000
BOCO December 30, 2013 Promissory Note	1,000,000	-
Dessi December 17, 2013 Promissory Note	1,000,000	-
Andres Promisorry Notes	200,000	200,000
Silver Verde May Promissory Notes	31,133	31,113
Total	$5,083,248	$3,083,228

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

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (the “September 2012 Note”) in the principal amount of $1,852,115. The September 2012 Note was due July 31, 2013 and provided for interest at 18% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO. The September 2012 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.   In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at the lesser of $1.50 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note. The Warrant expires September 30, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.  As of April 30, 2014, the principal and accrued interest due on the note is $2,327,129.

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

Promissory Note with BOCO dated May 14, 2013 in Default

In May 2013, the Company entered into a Promissory Note, a Security Agreement and warrants to Purchase Stock Agreement and a Loan Agreement (collectively the “May 2013 Transaction Documents”) with BOCO.  Under the May 2013 Transaction Documents, the Company issued a Promissory Note (the “May 2013 Note”) to BOCO in the principal amount of $500,000.  The May 2013 Note was due October 31, 2013 and provides for interest at 15%, payable in arrears.  The May 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance.   As of April 30, 2014, the principal and accrued interest due on the note is $647,945.  This note is in default.  The default interest rate in effect is 45% at April 30, 2014.

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

Under the June 2013 Transaction Documents, the Company issued a Promissory Note (“June 2013 Note”) in the principal amount of $500,000. The June 2013 Note was due December 31, 2013 and provides for interest at 15%, payable in arrears. The June 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the June 2013 Note.  As of April 30, 2014, the principal and accrued interest due on the note is $612,397.  This note is in default. The default interest rate in effect is 45% at April 30, 2014.

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

Promissory Note with BOCO dated December 31, 2013 in Default

On December 31, 2013, the Company signed a Promissory Note with BOCO for an aggregate loan amount of $1,000,000 (the “BOCO Bridge Loan”). Repayment of the BOCO Bridge Loan is due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full.  As of April 30, 2014, the principal and accrued interest due on the note is $1,026,521.  This note currently is in default.  $800,000 of the proceeds from this loan were used for the acquisition of 100% interest in the TMC project from Raven Gold Alaska, Inc.

Promissory Note with Giuseppe Dessi dated December 17, 2013

On December 17, 2013, the Company signed a Promissory Note with an accredited investor, Giuseppe Dessi, for an aggregate loan amount of $1,000,000 (the “Dessi Bridge Loan”). Repayment of the Dessi Bridge Loan is due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full.  As of April 30, 2014, the principal and accrued interest due on the note is $1,029,370.  All of the proceeds from this loan were used to acquire 100% interest in the TMC project from Raven Gold Alaska, Inc.

Andes Unsecured Promissory Notes

On March 21, 2012 the Company entered into Promissory Note Documents with Fabin Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note to each of Fabin Andres and Bill Andres in the principal amount of $100,000 and $100,000, respectively (“the Andres Notes”). The Andres Notes were due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment Convertible Promissory Note extending the due date to October 31, 2013. As of April 30, 2014 the principal and accrued interest due on the notes is $221,014.  On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Notes extending the due date to October 31, 2014.

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

During the six months ended April 30, 2014, the Company had the following unregistered sales of equity securities:

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

We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase shares of Common Stock in amounts up to 50,000 shares on any single business day so long as at least one business day have passed since the most recent purchase.  We also can accelerate the amount of Common Stock to be purchased under certain circumstances to up to 100,000 shares per purchase.  However, Lincoln Park’s committed obligation under any single purchase will not exceed $500,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares immediately preceding the date of sales, but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price ($0,50) as defined in the Purchase Agreement.  Our sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the Common Stock.

On November 1, 2013, the Company issued 310,000 shares of common stock valued at $1.08, or $334,800, and 310,000 warrants with an exercise price of $1.50 to settle a forward sale and loan agreement with an accredited investor. The warrants were valued at $279,899. The Company recorded $349,779 as loss on settlement of forward contract.

On November 23, 2013, pursuant to the terms of a separation agreement, the Company issued 159,000 shares of common stock valued at $1.00 to an officer of the Company.  The $159,000 of expense was recorded as stock compensation expense during the period.

On January 17, 2014 WASM exercised warrants with an exercise price of $0.001 per share to purchase 52,000 shares of common stock and the Company received cash proceeds of $52.

On March 20, 2014, the Company entered into an agreement to reduce our payable for legal services by $75,000 in exchange for 150,000 shares of restricted common stock at a price of $0.50 per share along with a five year warrant for the purchase of 150,000 shares of our common stock at $0.50 per share.   The Company recognized an expense for the warrants of $123,995 after calculating their value using the Black-Scholes pricing model.  On the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 5 years, expected volatility of 180.81%, risk-free interest rate of 1.76% and no dividend yield.

On April 25, 2014 the Company issued 50,000 shares of common stock and a five year warrant to purchase 50,000 shares of our common stock at $0.50 per share.  The Company recognized an expense of $33,500 for the issuance of the shares and an expense of $30,780 for the options after calculating their value using the Black-Scholes pricing model.   On the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 5 years, expected volatility of 140.61%, risk-free interest rate of 1.72% and no dividend yield.

A summary of the warrants issued as of April 30, 2014 were as follows:

	April 30, 2014
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	16,511,975	$1.152
Issued	510,000	$1.108
Exercised	(52,000)	$0.001
Forfeited	-	-
Expired	(2,901,095)	$0.804
Outstanding at end of period	14,068,880	$1.138
Exerciseable at end of period	14,068,880

	April 30, 2014
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable
1,250,000	3.42	$0.250	1,250,000
450,000	2.34	$0.500	450,000
3,850,000	3.36	$0.750	3,850,000
1,626,746	1.07	$1.000	1,626,746
6,437,967	2.21	$1.500	6,437,967
254,167	0.78	$2.000	254,167
200,000	7.55	$4.000	200,000

14,068,880		$1.138	14,068,880

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

On November 1, 2013, the Company signed an Employment Agreement with Loni Knepper, and on January 6, 2014, she was appointed Chief Financial Officer.  Under the terms of the agreement, Ms. Knepper will be paid a salary of $105,000 per year and is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee. On May 23, 2014 Ms. Knepper tendered notice of her resignation to the Company, effective May 26, 2014.  See Note 10 Subsequent Events.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment and claims agreements.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years ended October 31,	Total
Six months 2014	$279,000
2015	$100,000
2016	$125,000
2017	$125,000
2018	$125,000
Beyond	$125,000
Total	$879,000

NOTE 10.  SUBSEQUENT EVENTS

On May 23, 2014, the Company’s Chief Financial Officer, Loni Knepper, tendered notice of her resignation to the Company, effective May 26, 2014. The Company’s Chief Executive Officer, Greg Schifrin, will serve as interim CFO until such time as a replacement is found and appointed by the Company’s board of directors.

On May 23, 2014, the Company made its annual payment of $100,000 to Ben Porterfield to cure a default under the Amended Lease Agreement with Mr. Porterfield. See Note 4 above.

On June 2, 2014, the Company received the  Amendment to Loan and Note Modification Agreement dated as of May 27, 2014 (the “Amendment to Loan Modification Agreement”) between the Company and BOCO Investments, LLC (“BOCO”) executed by BOCO. The Amendment to Loan Modification Agreement modifies three Loan Agreements, Security Agreements and related Promissory Notes between the Company and BOCO (collectively, the “Loan Documents”) in the aggregate principal amount of $3,852,115 that are in default and extends the maturity date of the debt to December 31, 2015, subject, however, to the Company’s fulfillment of certain conditions pertaining to an anticipated debt-equity offering by the Company (the “Debt-Equity Offering”).  The deadline for meeting these conditions, which include the Company raising at least $3,000,000 in the Debt-Equity Offering, has been extended to June 30, 2014. As of June 23, 2014, the Company has not raised the $3,000,000 as required by the Amendment to Loan Modification Agreement.

The Amendment to Loan Modification Agreement also includes a condition requiring Minex (See Note 6 above), a related party vendor to convert $400,000 of the amount owed to Minex into 888,889 shares of the Company’s common stock at a price per share of $0.45 (the “Minex Conversion”).

Upon completion of the Minex Conversion, raising $3,000,000 in the Debt Equity Offering, and upon the fulfillment of certain other conditions pertaining to the Debt- Equity Offering,  the Company and BOCO have agreed: (i) to provide for the payment and/or conversion of portions of the outstanding Promissory Notes, including all accrued interest thereon, in shares of common stock of the Company; (ii) to extend and re-price some of the warrants previously issued to BOCO in connection with the Loan Documents; (iii) to issue new, additional warrants to BOCO; and (iv) to provide for the investment of additional funds by BOCO in the  Debt-Equity Offering. There can be no assurance that the Company will be able to fulfill the terms of the Amendment to the Loan Modification Agreement by the June 30, 2014 deadline, as the Company has not raised the required $3,000,000 as of June 23, 2014.

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

As of April 30, 2014, we have $3,852,115 plus accrued interest of $761,878 due to BOCO Investments LLC on four secured promissory notes, all of which are in default.  We do not have the ability to repay the amount due, and have negotiated a Loan and Note Modification Agreement with BOCO dated April 15, 2014 and amended on May 27, 2014.  See Note 10 in the notes to the consolidated financial statements.

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

THREE MONTHS ENDED APRIL 30, 2014 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2013

	Three Months Ended April 30,
	2014	2013	$ Variance	% Variance

Revenue	$127,953	$-	$127,953	100.0%
Cost of sales	71,660	-	$71,660	-100.0%
Gross profit	56,293	-	$56,293	100.0%
Selling, general and administrative expenses	312,468	333,900	$(21,432)	6.4%
Exploration expenses	21,282	324,390	$(303,108)	-93.4%
Operating loss	(277,457)	(658,290)	$380,833	-57.9%
Other income (expense):
Interest income (expense)	(569,524)	(354,576)	$(214,948)	-60.6%
Financing fee	(261)	-	$(261)	-100.0%
Loss on derivative liability	254,250	-	$254,250
Loss on settlement of forward contract	-	-	$-	-100.0%
Total other expense	(315,535)	(354,576)	$39,041	11.0%
Net loss	$(592,992)	$(1,012,866)	$419,874	41.5%

EXPENSES

Revenue for the three months ended April 30, 2014 increased by $127,953 from $0 for the three months ended April 30, 2013 as we had not yet produced any gold at this time last year.  Cost of goods sold during the three months ended April 30, 2014 increased by $71,660 from $0 for the three months ended April 30, 2013 as we had not yet produced any gold to sell at this time last year.

Selling, general and administrative expenses for the three months ended April 30, 2014 decreased $21,432 to $312,468 as compared to $333,900 for the three months ended April 30, 2013. In 2014 we had a decrease in payroll and consulting which was offset by increases in interest and outside services. Exploration expenses for the three months ended April 30, 2014 decreased $303,108 to $21,282 as compared to $324,390 for the three months ended April 30, 2013 because we had significant exploration set up expenditures during the second quarter of last year that were one time expenditures.

Such expenses for the three months ended April 30, 2014 and 2013 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs and exploration expenses.

NET LOSS

Net loss for the three months ended April 30, 2014 was $592,992 as compared to a net loss of $1,012,866 for the three months ended April 30, 2013. The net loss for the three months ended April 30, 2014 included a gross profit of $56,293, exploration expenses of $21,282, professional services of $273,627, payroll and benefits of $38,841, interest expense of $569,535 and other gains of $407,799.

SIX MONTHS ENDED APRIL 30, 2014 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 2013

	Six Months Ended April 30,
	2014	2013	$ Variance	% Variance

Revenue	$204,250	$-	$204,250	100.0%
Cost of sales	136,775	-	$136,775	-100.0%
Gross profit	67,475	-	$67,475	100.0%
Selling, general and administrative expenses	729,581	700,757	$28,824	-4.1%
Exploration expenses	70,610	876,172	$(805,562)	-91.9%
Operating loss	(732,716)	(1,576,929)	$844,213	-53.5%
Other income (expense):
Interest income (expense)	(666,266)	(427,041)	$(239,225)	-56.0%
Financing fee	(228,238)	-	$(228,238)	-100.0%
Loss on derivative liability	254,250	-	$254,250
Loss on settlement of forward contract	(349,779)	-	$(349,779)	-100.0%
Total other expense	(990,033)	(427,041)	$(562,992)	-131.8%
Net loss	$(1,722,749)	$(2,003,970)	$281,221	14.0%

Revenue for the six months ended April 30, 2014 increased by $204,250 from $0 for the six months ended April 30, 2013 as we had not yet produced any gold at this time last year.  Cost of goods sold during the six months ended April 30, 2014 increased by $136,775 from $0 for the six months ended April 30, 2013 as we had not yet produced any gold to sell at this time last year.

Selling, general and administrative expenses for the six months ended April 30, 2014 increased $28,824 to $729,581 as compared to $700,757 for the six months ended April 30, 2013. Exploration expenses for the six months ended April 30, 2014 decreased $805,562 to $70,610 as compared to $876,172 for the six months ended April 30, 2013 because we had significant exploration set up expenditures during the first half of last year that were one time expenditures.

NET LOSS

Net loss for the six months ended April 30, 2014 was $1,722,749 as compared to a net loss of $2,003,970 for the six months ended April 30, 2013. The net loss for the six months ended April 30, 2014 included $843,651 of non-cash expenses, including $347,275 for issuances of stock for services, a gain of $254,250 for a valuation of a derivative liability, a loss of $349,779 related to the issuance to stock and warrants for the settlement of the forward contract, a loss of $94,080 on a forward contract, a issuance of $227,977 of common stock for fees, and $78,790 of depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $61, a working capital deficit of $8,732,246), (excluding the derivative liability- warrants of $1,745,750 as of April 30, 2014. In addition, we have $879,000 due under operating leases in 2014 and future years.  Further, we have $2,100,000 in mining expenditures planned by October 31, 2014.

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

OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended April 30, 2014 was $282,468. This amount was primarily related to a net loss of $1,722,749, offset by non-cash expenses of 843,651, including $347,275 for issuances of stock for services, a gain of $254,250 for a valuation of a derivative liability, a gain of $349,779 related to the issuance to stock and warrants for the settlement of the forward contract, a gain of $94,080 on a forward contract, and $78,790 of depreciation and amortization expense. Additionally, we had increases in inventory, accrued interest and accounts payable and accrued liabilities for related parties, offset by a decrease in accounts payable and accrued liabilities.

INVESTING ACTIVITIES

There was $1,800,000 used in investing activities during the six months ended April 30, 2014 related to cash paid for the purchase of the balance of the interest in the TMC Project.

FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended April 30, 2014 was $2,000,153. This amount was primarily related to the proceeds from promissory notes of $2,000,000 and proceeds from the issuance of common stock of $153.

Our unaudited contractual cash obligations as of April 30, 2014 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-2 Years	2-4 Years	Greater Than 4 Years
Operating leases	$879,000	$279,000	$225,000	$250,000	$125,000
Capital lease obligations	-	-	-	-	-
Note payable	-	-	-	-	-
Mining expenditures	2,100,000	2,100,000	-	-	-
Forward contracts	523,920	523,920	-	-	-
	$3,502,920	$2,902,920	$225,000	$250,000	$125,000

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit.  As of April 30, 2014, we had no uninsured cash amounts.

Equipment
Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3-5 years.

Metal and Other Inventory
Inventories were $53,733 and $66,485 as of April 30, 2014 and October 31, 2013, respectively. Inventories include doré. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

Mineral Properties
Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

The Company has access to the camp by airplane. There is no road access from the camp to the project area where drilling and bulk sampling mining occurs. It is approximately 1 1/2 miles from camp to the project area.  Power generation is by diesel generator at the camp. Fuel is brought in for the generators by a cargo plane to the airstrip.

Long-Lived Assets
We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of April 30, 2014, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities
TMC operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more than 50,000 cubic yards of material. The Company has exceeded the minimum requirements in 2014 and was required to file a reclamation bond.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of April 30, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes In Internal Control Over Financial Reporting

During the quarter ended April 30, 2014, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of April 30, 2014, we had approximately $61 in cash.

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

As of April 30, 2014, we have $3,852,115 plus accrued interest of $761,878 due to BOCO Investments LLC on four secured promissory notes, all of which are in default. We do not have the ability to repay the amount due, and have  a Loan and Note Modification Agreement with BOCO dated April 15, 2014 and amended on May 27, 2014.   The Loan Modification Agreement: (i) ) provides for the conversion of up to $3 million of the outstanding debt owed to BOCO into the Company’s anticipated debt-equity offering (the “Debt-Equity Offering”), and (ii) extends the maturity date of the remaining outstanding debt to December 31, 2015; all subject, however, to the Company’s fulfilment of certain conditions, including the Company raising not less than $3 million in the Debt-Equity Offering by June 30, 2014.  If the Company fails to raise the minimum amount of $3 million by June 30, 2014, the provisions of the Loan Modification Agreement will be void. As of June 23, 2014, the Company has not raised the $3 million as required by the Amendment to the Loan Modification Agreement.

On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000.  The Company was required to tender, in the aggregate, no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013.  On November 1, 2013, the Company settled with one of the parties that had an agreement for 200 ounces of gold for 310,000 shares of common stock valued at $1.00 per share, plus warrants for an additional 310,000 shares at an exercise price of $1.50 per share.  As of the date of this filing, the Company is in default under the other two agreements.  One of the lenders, URenergy, LLC, obtained a judgment against the Company on March 31, 2014 for the amount of $204,143 plus attorneys’ fees and costs.  Although the Company has attempted to negotiate a settlement of this judgment, no formal settlement agreement was reached and URenergy LLC has commenced proceedings to execute on its judgment.  The Company is continuing to negotiate with the other lender, Snowmass Mining Co., LLC, who is owed $450,000 (payable in cash or gold), together with interest thereon from September 15, 2013.  The Company has paid Snowmass the sum of $100,000 during the six months ended April 30, 2014.

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

As of June 19, 2014, the price of gold was $1,322.00 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

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

As of the filing date, Greg Schifrin, our CEO, either directly or indirectly, owns or controls 3.97 million shares or approximately 15.6% of our issued and outstanding common stock, including shares beneficially owned within sixty days.

BOCO owns or controls 11.2 million shares as of the filing date or approximately 34.3% of our issued and outstanding common stock, including shares beneficially owned within sixty days, and including (i) the potential conversion of $1,852,115 of debt that is due and payable by the Company on October 31, 2013, that as of February 11, 2014, is convertible along with accrued interest into Company common stock at a rate of $0.75 per share; (ii) the potential conversion of $250,000 of Series A Convertible Preferred Stock; (iii) Promissory Notes totaling $500,000 that were due on October 31, 2013 and December 31, 2013; (iv) and various warrants. See Note 8 and 9 to the Company’s Financial Statements for a more detailed description of this Secured Promissory and Promissory Notes, Series A Convertible Preferred Stock and various warrants.   We have entered into a Loan and Note Modification Agreement with BOCO for the restructuring and extension of this debt, conditioned upon the Company raising at least $3 million in its Debt-Equity Offering by June 30, 2014.  If the Company is not successful in raising these funds by June 30, 2014, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.
As a major creditor and shareholder of the Company, BOCO has additional influence and control over the Company.

Mr. Schifrin and BOCO, in combination with other large shareholders, could cause a change of control of our board of directors, approve or disapprove any matter requiring stockholder approval, cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

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

Our financial statements for the period from inception (March 25, 2010) to April 30, 2014 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified are a result of our limited history of operations, limited assets, and operating losses since inception.  In addition, among other factors, as of April 30, 2014, we reported a net operating loss of over $19 million.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We started exploring our properties in the summer of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company only acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have reported revenues of $204,250 as of the date of this Form 10-Q.  TMC itself has only been in existence since March 25, 2010.

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

Our current and future operations are and will be governed by laws and regulations, including:

    ●  laws and regulations governing mineral concession acquisition, prospecting, exploration, mining and production;
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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 19, 2014 there were 25,936,997 shares of common stock issued and outstanding. Therefore, the amount of shares that have been registered by the Company for resale by certain investors (up to 6,707,715 shares of common stock) constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not issued shares of common stock subsequent to April 30, 2014.

On March 20, 2014, the Company entered into an agreement to reduce our payable for legal services by $75,000 in exchange for 150,000 shares of restricted common stock at a price of $0.50 per share along with a five year warrant for the purchase of 150,000 shares of our common stock at $0.50 per share.   The Company recognized an expense for the warrants of $123,995 after calculating their value using the Black-Scholes pricing model.  On the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 5 years, expected volatility of 180.81%, risk-free interest rate of 1.76% and no dividend yield.

On April 25, 2014 the Company issued 50,000 shares of common stock and a five year warrant to purchase 50,000 shares of our common stock at $0.50 per share.  The Company recognized an expense of $33,500 for the issuance of the shares and an expense of $30,780 for the options after calculating their value using the Black-Scholes pricing model.   On the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 5 years, expected volatility of 140.61%, risk-free interest rate of 1.72% and no dividend yield.

On February 12, 2014, the Company, through TGC, acquired 100% ownership interest in the TMC Project from Raven for $1.8 million in cash and 200,000 shares of WMTN.  No further payments are due to Raven from TGC under the JV Agreement, (including but not limited to any royalty or residual payments), and each party is fully released from its obligations to the other under JV Agreement.  As of April 30, 2014, the $1.8 million of cash paid to Raven is recorded as Mining Claims in the accompanying consolidated balance sheet along with the 200,000 shares of common stock of the Company has been issued. The shares of common stock had a fair market value of $136,000 on the date of grant.

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

10.24
Secured Promissory Note between WestMountain Gold, Inc. and BOCO dated February 14, 2014 (Attached as an exhibit to the Company's Form 10-Q/A dated
January 31, 2014 and filed with the SEC on March 26, 2014)

10.25
Letter Agreement between Raven Gold Alaska, Inc. and Terra Gold Corporation dated February 12, 2014 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)

10.26
Convertible Promissory Note between WestMountain Gold, Inc. and Dessi dated December 17, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)

10.27
Purchase Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)

10.28
Registration Rights Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20,2013 (Attached as an exhibit to the Company's Form 10-Q/A datedJanuary 31, 2014 and filed with the SEC on March 26, 2014)

10.29
Separation and Full Release of Claims Agreement between WestMountain Gold, Inc. and Mark Scott dated November 15, 2013 (Attached as an exhibit to the Company's Form 10-Q/A datedJanuary 31, 2014 and filed with the SEC on March 26, 2014)

10.30
Loan and Note Modification Agreement beween WestMountain Gold, Inc and BOCO Investments, LLC dated April 15, 2014 (Attached as an exhibit to the Company's Form 8-K dated April 23, 2014 and file with the SEC on April 24, 2014)

10.31
Amendment to Loan and Note Modification Agreement dated May 27, 2014 between WestMountain Gold, Inc. and BOCO Investments, LLC (Attached as an exhibit to the Company's Form 8-K dated June 2, 2014 and filed with the SEC on June 6, 2014)

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

Date: June 23, 2014	WESTMOUNTAIN GOLD, INC. (Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin Chief Executive Officer and Acting Chief Financial Officer (Principal Executive and Financial Officer)