Form 10-Q
period 2014-07-31
WESTMOUNTAIN GOLD, INC.
filed 2014-09-22
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended July 31, 2014

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

The number of shares of common stock, $.001 par value, issued and outstanding as of September 18, 2014: 25,936,997 shares.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WestMountain Gold, Inc.
An Exploration Stage Company
Consolidated Balance Sheets
(unaudited)
	July 31, 2014	October 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$43,698	$82,376
Prepaid expenses	22,605	6,355
Inventory	252,956	66,485
Total current assets	319,259	155,216

Equipment, net	412,338	528,973

Other Assets
Contractual rights	900,000	800,000
Mining claims	1,946,458	11,820
Security deposits	5,225	5,250
Total Assets	$3,583,280	$1,501,259

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,299,517	$1,315,070
Accounts payable - related parties	523,117	697,127
Accrued expenses	-	216,078
Accrued interest	1,080,269	394,274
Accrued expenses - related parties	377,681	57,000
Forward contract	523,784	794,760
Derivative liability - warrants	1,299,431	2,000,000
Promissory notes	5,583,248	3,083,248
Total current liabilities	10,687,047	8,557,557

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value; 987,900 shares authorized, 0 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively	-	-
Preferred Series A Convertible Stock, $0.10 par value; 12,100 shares authorized, 12,100 shares authorized, 12,100 shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively	1,210	1,210
Common stock, $0.001 par value; 200,000,000 shares authorized, 25,936,997 and 24,659,832 shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively	25,937	24,659
Additional paid in capital	12,265,737	10,608,128
Accumulated deficit	(19,396,651)	(17,690,295)
Total stockholders' deficit	(7,103,767)	(7,056,298)
Total Liabilities and Stockholders' Deficit	$3,583,280	$1,501,259

See notes to consolidated financial statements.

WestMountain Gold, Inc.
An Exploration Stage Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013

Revenue:
Sales	$157,726	$-	$361,975	$-
Total revenue	157,726	-	361,975	-

Cost of sales	88,092	-	224,867	-
Total cost of sales	88,092	-	224,867	-

Gross profit	69,634	-	137,108	-

Operating Expenses
Selling, general and administrative expenses	63,968	1,067,037	793,549	1,767,794
Exploration expenses	287,330	920,523	357,940	1,796,695
Total operating expenses	351,298	1,987,560	1,151,489	3,564,489

Loss from operations	(281,664)	(1,987,560)	(1,014,381)	(3,564,489)

Other income/(expense)
Interest income	3	-	14	-
Interest expense	(148,265)	(6,800)	(814,541)	(433,841)
Financing fee	-	(131,967)	(228,238)	(131,967)
Gain(Loss) on change - derivative liability warrants	446,319	(2,175,000)	700,569	(2,175,000)
Loss on settlement of forward contract	-	-	(349,779)	-
Total other income/(expense)	298,057	(2,313,767)	(691,975)	(2,740,808)

Net income (loss) before income taxes	16,393	(4,301,327)	(1,706,356)	(6,305,297)
Income tax expense (benefit)	-	-	-	-
Net income (loss)	$16,393	$(4,301,327)	$(1,706,356)	$(6,305,297)

Basic net loss per share	$0.00	$(0.18)	$(0.07)	$(0.27)
Diluted net loss per share	$0.00	$(0.18)	$(0.07)	$(0.27)
Basic weighted average common shares outstanding	25,936,997	24,241,560	25,565,504	23,468,902
Diluted weighted average common shares outstanding	27,381,818	24,241,560	25,565,504	23,468,902

See notes to consolidated financial statements.

WestMountain Gold, Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
(unaudited)

	Nine Months Ended
	July 31, 2014	July 31, 2013

Cash flows from operating activities
Net loss	$(1,706,356)	$(6,305,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,997	105,307
Warrant amortization expense	-	13,333
Issuance of common stock for fees	227,977	-
Issuance of common stock and warrants for services and expenses	347,275	887,000
(Gain) Loss on forward contract	93,944	192,900
Loss on settlement of forward contract	348,721	-
(Gain) Loss on derivative liability	(700,569)	2,175,000
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(16,250)	861
Inventory	(186,471)	-
Other assets	25	(3,200)
Accrued interest	685,995	-
Accounts payable and accrued liabilities	(231,631)	556,207
Accounts payable and accrued liabilities - related parties	380,512	-
Net cash used in operating activities	(638,831)	(2,377,889)

Cash flows from investing activities:
Capital expenditures	-	(254,239)
Contractual rights	(100,000)	(100,000)
Cash paid for mining claims	(1,800,000)	-
Net cash used in investing activities	(1,900,000)	(354,239)

Cash flows from financing activities:
Proceeds from promissory notes	2,500,000	944,283
Forward contract	(100,000)	600,000
Proceeds from the issuance of common stock	100,153	1,139,752
Net cash provided by financing activities	2,500,153	2,684,035

Net increase (decrease) in cash and cash equivalents	(38,678)	(48,093)
Cash and cash equivalents, beginning of period	82,376	88,870
Cash and cash equivalents, end of period	$43,698	$40,777

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$233,841	$35,300
Common stock and warrants issued for mining claims	$136,000	$-
Common stock and warrants issued for settlement of forward contract	$264,920	$-

See notes to consolidated financial statements.

WESTMOUNTAIN GOLD, INC.

AN EXPLORATION STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS

WestMountain Gold, Inc. (“WMTN” or the “Company”) is an exploration stage mining company, determined in accordance with applicable Securities and Exchange Commission (“SEC”) guidelines, which pursues gold projects that the Company anticipates will have low operating costs and high returns on capital.

WMTN’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), was a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) through February 12, 2014 on a gold system project (“the TMC Project”). On February 12, 2014, the Company, through its wholly owned subsidiary, Terra Gold Corp, acquired 100% ownership interest in the TMC Project from Raven, which is a wholly owned subsidiary of Corvus Gold Inc. (TSX:KOR, OTCQX:CORVF) for $1.8 million in cash and 200,000 shares of WMTN.  The Company has budgeted expenditures for the TMC Project for the next twelve months of approximately $2,100,000, depending on additional financing, for general and administrative expenses and exploration.

The Company is currently focused on mineral production from mineralized material at the TMC Project in the state of Alaska. The TMC Project consists of 344 Alaska state mining claims plus an additional 5 unpatented lode mining claims held under lease (subject to a 3-4% net smelter return (“NSR”) royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2014 were renewed and the fees to maintain the Terra claims through 2014 were paid by the Company.  The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

The Company is considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at the TMC Project.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all expenditures  in the mining properties to date, including construction of the mill, mine facilities and exploration , have been expensed as incurred and therefore do not appear as assets on our balance sheet.  The Company expects construction expenditures and underground mine exploration and capital improvements will continue during 2014 and subsequent years. The Company expects to remain as an exploration stage company for the foreseeable future. It will not exit the exploration stage until such time that it demonstrates the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

As of July 31, 2014, the Company had eight secured promissory notes with BOCO Investments, LLC, and has recorded $4,352,115 in principal plus $1,007,679 in accrued interest. The Company is in default on the promissory notes.  We do not currently have the ability to repay the amount due.

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

NOTE 2.  GOING CONCERN

The Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern as a result of its history of net loss. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to successfully execute the plans to pursue the TMC Project as described in this Form 10-Q. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WMTN and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods July 31, 2014 and 2013 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2014.

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of July 31, 2014, the Company had no uninsured cash amounts.

Equipment

Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3 -5 years.

Metal and Other Inventory

Inventories were $252,956 and $66,485 as of July 31, 2014 and October 31, 2013, respectively. Inventories include doré. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value.

The Company has access to the camp by airplane. There is road access from the camp to the project area where drilling and bulk sampling mining occurs. It is approximately 1 1/2 miles from camp to the project area.  Power generation is by diesel generator at the camp. Fuel is brought in for the generators by a cargo plane to the airstrip.

Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of July 31, 2014, there are no impairments recognized.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Inputs			Carrying Amount at July 31, 2014
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$523,784	$-	$523,784
Derivative Instruments -Warrants	$-	$1,299,431	$-	$1,299,431
Total	$-	$1,823,215	$-	$1,823,215

	Fair Value Measurements Using Inputs			Carrying Amount at October 31, 2013
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$794,760	$-	$794,760
Derivative Instruments -Warrants	$-	$2,000,000	$-	$2,000,000
Total	$-	$2,794,760	$-	$2,794,760

Market price and estimated fair value of common stock used to measure the Derivative Instruments-Warrants at July 31, 2014 and October 31, 2013:

	July 31, 2014	October 31, 2013
Market price and estimated fair value of common stock:	$0.56	$1.06
Exercise price	$0.45	$0.75
Expected term (years)	3.75	4.8
Dividend yield	-	-
Expected volatility	179%	112%
Risk-free interest rate	1.76%	0.95%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at July 31, 2014 and October 31, 2013 based upon the short-term nature of the assets and liabilities.

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

During the third quarter of 2014, the Company recognized $446,319 of other income resulting from the decrease in the fair value of the warrant liability at July 31, 2014, as the value changed from the prior quarter.

Forward Sale and Loan Agreements

On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000. The Company was required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013, but defaulted on this obligation.

On November 1, 2013, the Company settled with one of the parties that had a forward sale and loan agreement for 200 ounces of gold; the Company issued 310,000 shares of common stock valued at $1.08 per share at the time of issuance, or $334,800 and warrants for an additional 310,000 shares of common stock with an exercise price of $1.50 per share valued at $279,899, using the Black-Scholes method, in full settlement of all claims.  The Company recorded a loss of $349,779 to settle this forward contract.

The second of the three lenders, URenergy, LLC, obtained a judgment against the Company on March 31, 2014 for the amount of $204,143 plus attorneys’ fees and costs.  On August 25, 2014 the Company reached a settlement agreement with URenergy LLC whereby we paid $100,000 in cash and issued 266,667 shares of our common stock for a full satisfaction of the judgment (See Note 10)

The Company is continuing to negotiate with the third lender, Snowmass Mining Co., LLC, who is owed $450,000 (payable in cash or gold), together with interest thereon from September 15, 2013.  The Company has paid Snowmass the sum of $100,000 during the nine months ended July 31, 2014.

As of July 31, 2014, the value of the gold obligation to URenergy LLC and Snowmass is $500,000 (but note the subsequent settlement of the obligation to URenergy discussed above and in Note 10).  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the nine months ended July 31, 2014, the Company recorded additional interest expense of $270,704 as the value of gold decreased from October 31, 2013. During the nine months ended July 31, 2014, the Company repaid $100,000 of gold obligation in cash.

During the nine months ended July 31, 2014, the Company entered into a forward sales agreement for 48.563 oz. of gold bullion at $1,305 per oz. The Company has delivered 30 oz, of the gold bullion and has recorded the fair value of the remaining 18.563 oz. of gold as a forward contract in the amount of $23,785. The spot price of gold was $1,294.90 on July 31, 2014.  On August 12, 2014, the Company delivered another 18 oz of gold leaving a balance due of 0.563 oz.  (See Note 10).

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of July 31, 2014, the Company had (i) warrants for the purchase of 14,068,880 common shares; (ii) 2,083,248 common shares related to convertible promissory notes; and (iii) 605,000 common shares related to the conversion of Series A Convertible Preferred Stock; which were considered but were not included in the computation of loss per share at July 31, 2014 because they would have been anti-dilutive.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has made the election to early adopt this amendment effective June 30, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any material impact on the Company’s financial position or results of operations for the current or any prior reporting periods.

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

On February 12, 2014, the Company, through TGC, acquired 100% ownership interest in the TMC Project from Raven for $1.8 million in cash and 200,000 shares of WMTN.  No further  payments  are  due  to Raven  from  TGC  under  the  JV  Agreement, (including but not limited to any royalty or residual payments), and  each  party  is  fully  released  from  its  obligations  to the other  under  the JV  Agreement.  As of July 31, 2014, the $1.8 million of cash paid to Raven is recorded as Mining Claims in the accompanying consolidated balance sheet along with the 200,000 shares of common stock of the Company has been issued. The shares of common stock had a fair market value of $136,000 on the date of grant.

Share Exchange Agreement with TMC

During the year ended October 31, 2010, WMTN entered into a Share Exchange Agreement with Gregory Schifrin, American Mining Corporation (“AMC”) and James Baughman to acquire 100% of the issued and outstanding shares of common stock of TMC in exchange for 1,500,000 shares of restricted common stock of WMTN, par value of $0.001 per share. These shares were valued at $150,000. The value of these shares were recorded as Contractual Rights because of TMCs JV agreement with Terra Gold and Raven Gold Alaska, Inc. to explore the mineral properties.  On February 12, 2014, the Company acquired 100% of the Terra Gold project.

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

The Amended Lease Agreement, which incorporates the Lease dated March 22, 2005 and the September 27, 2010 Consent between Ben Porterfield and AngloGold Ashanti (USA) Exploration Inc., has a term of ten years, which can be extended for an additional ten years with thirty days written notice. The Amended Lease Agreement defines terms and conditions and requires the following minimum royalties:

●	Payment of $100,000 annually on March 22, 2011 (paid).
●	Payment of $100,000 annually on March 22, 2012 (paid), 2013 (paid), (2014) paid,through March 22, 2015.
●	Payment of $125,000 annually on March 22, 2016 through the termination of the Amended Claims Agreement.

The Company can terminate the Amended Lease Agreement with the payment of $875,000, less $75,000 paid during the years 2006-2011. The payment may be paid over three annual payments.

TMC has paid in total $400,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $0.50 per share. Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of July 31, 2014, the Company has capitalized $750,000 related to this Claims Agreement.

The Amended Claims Agreement, which incorporates the Lease dated March 22, 2005, provides for a production royalty of 4% of the net smelter return for all minerals produced or sold. The Company may repurchase 1% of the production royalty right for $1,000,000 and an additional 1% for $3,000,000.

The failure to operate in accordance with the Amended Claims or Lease Agreements could result in the Lease being terminated.  On May 23, 2014, the Company paid the $100,000 payment to Ben Porterfield that was due on March 22, 2014 to cure the late payment default on the lease agreement.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estamated Useful Lives	July 31, 2014	October 31, 2013

Mining and other equipment	3-5 years	$772,418	$772,418
Less: accumulated depreciation		(360,080)	(243,445)
		$412,338	$528,973

Depreciation expense for the nine months ended July 31, 2014 and 2013 was $116,635 and $104,082 respectively.

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

The Company has three full-time and part-time employees. The Company shares offices with Minex Exploration LLP (“Minex”), an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex contractors for exploration and development of the Alaska property. The Company has recorded accounts payable and accrued payable for related party of $900,798 and $754,127 as of July 31, 2014 and October 31, 2013, respectively.

Secured Promissory and Promissory Notes with BOCO

From time to time, the Company entered into promissory notes and other agreements with BOCO related to loans from BOCO to the Company.  The current status of BOCO loans to the Company and their terms are described in Note 7, Promissory Notes and Note 10, Subsequent Events, below.

Promissory Notes with Silver Verde May Mining Company, Inc.

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts totaling $85,000. The Notes were due November 6, 2012 and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock at $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to July 31, 2013. As of July 31, 2014, the principal and accrued interest due on the notes is $36,428.  As of July 31, 2014, the Company has repaid $53,867 to SVM. On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Note extending the due date to October 31, 2014.

NOTE 7. PROMISSORY NOTES

As of July 31, 2014 and October 31, 2013, the Company has the following promissory notes outstanding:

	July 31, 2014	October 31, 2013
BOCO September 17, 2012 Promissory Note	$1,852,115	$1,852,115
BOCO May 14, 2013 Promissory Note	500,000	500,000
BOCO June 27, 2013 Promissory Note	500,000	500,000
BOCO December 31, 2013 Promissory Note	1,000,000	-
BOCO May 23, 2014 Promissory Note	100,000	-
BOCO June 2, 2104 Promissory Note	200,000	-
BOCO June 9, 2014 Promissory Note	100,000	-
BOCO June 30, 2014 Promissory Note	100,000	-
Dessi December 17, 2013 Promissory Note	1,000,000	-
Andres Promissory Notes	200,000	200,000
Silver Verde May Promissory Notes	31,133	31,113
Total	$5,583,248	$3,083,228

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

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (the “September 2012 Note”) in the principal amount of $1,852,115. The September 2012 Note was due July 31, 2013 and provided for interest at 18% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO. The September 2012 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.   In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at the lesser of $1.50 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note. The Warrant expires September 30, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.  As of July 31, 2014, the principal and accrued interest due on the note is $2,413,534.

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

Promissory Note with BOCO dated May 14, 2013 in Default

In May 2013, the Company entered into a Promissory Note, a Security Agreement and warrants to Purchase Stock Agreement and a Loan Agreement (collectively the “May 2013 Transaction Documents”) with BOCO.  Under the May 2013 Transaction Documents, the Company issued a Promissory Note (the “May 2013 Note”) to BOCO in the principal amount of $500,000.  The May 2013 Note was due October 31, 2013 and provides for interest at 15%, payable in arrears.  The May 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance.   As of July 31, 2014, the principal and accrued interest due on the note is $704,863.  This note is in default.  The default interest rate in effect is 45% at July 31, 2014.

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

Promissory Note with BOCO dated June 27, 2013 in Default

On June 27, 2013, the Company entered into a Promissory Note, a Security Agreement and a Loan Agreement with BOCO. On June 27, 2013, the Company entered into a Warrant to Purchase Stock Agreement with BOCO related to this financing. All Agreements and the Warrant are the (“June 2013 Transaction Documents”).

Under the June 2013 Transaction Documents, the Company issued a Promissory Note (“June 2013 Note”) in the principal amount of $500,000. The June 2013 Note was due December 31, 2013 and provides for interest at 15%, payable in arrears. The June 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the June 2013 Note.  As of July 31, 2014, the principal and accrued interest due on the note is $669,315.  This note is in default. The default interest rate in effect is 45% at July 31, 2014.

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

Promissory Note with BOCO dated December 31, 2013 in default

On December 31, 2013, the Company signed a Promissory Note with BOCO for an aggregate loan amount of $1,000,000 (the “BOCO Bridge Loan”). Repayment of the BOCO Bridge Loan is due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full.  As of July 31, 2014, the principal and accrued interest due on the note is $1,060,219.  This note currently is in default.  $800,000 of the proceeds from this loan were used for the acquisition of 100% interest in the TMC project from Raven Gold Alaska, Inc.

Promissory Note with BOCO dated May 23, 2014 in default

On May 23, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. This note is in default. As of July 31, 2014, the principal and accrued interest due on the note is $102,877.

Promissory Note with BOCO dated June 2, 2014 in default

On June 2, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $200,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. This note is in default. As of July 31, 2014, the principal and accrued interest due on the note is $204,932.

Promissory Note with BOCO dated June 9, 2014 in default

On June 9, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. This note is in default. As of July 31, 2014, the principal and accrued interest due on the note is $102,178.

Promissory Note with BOCO dated June 30, 2014 in default

On June 9, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. This note is in default. As of July 31, 2014, the principal and accrued interest due on the note is $101,315.

Promissory Note with Giuseppe Dessi dated December 17, 2013

On December 17, 2013, the Company signed a Promissory Note with an accredited investor, Giuseppe Dessi, for an aggregate loan amount of $1,000,000 (the “Dessi Bridge Loan”). Repayment of the Dessi Bridge Loan is due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full.  As of July 31, 2014, the principal and accrued interest due on the note is $1,049,534.  All of the proceeds from this loan were used to acquire 100% interest in the TMC project from Raven Gold Alaska, Inc.

Andres Unsecured Promissory Notes

On March 21, 2012 the Company entered into Promissory Note Documents with Fabin Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note to each of Fabin Andres and Bill Andres in the principal amount of $100,000 and $100,000, respectively (“the Andres Notes”). The Andres Notes were due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to October 31, 2013. As of July 31, 2014 the principal and accrued interest due on the Notes is $223,616.  On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Notes extending the due date to October 31, 2014.

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

During the nine months ended July 31, 2014, the Company had the following unregistered sales of equity securities:

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

Other Transactions.

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

During the quarter ended July 31, 2014 the Company issued a five year warrant to purchase 180,000 of our common stock at $0.25 per share.  The Company recognized an expense of $149,988 for the warrants after calculating their value using the Black-Scholes pricing model.   On the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 5 years, expected volatility of 184.2%, risk-free interest rate of 1.79% and no dividend yield.  The Company also issued a three year warrant to purchase 10,000 of our common stock at $0.88 per share.  The Company recognized an expense of $7,795 for the warrants after calculating their value using the Black-Scholes pricing model.   On the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 3 years, expected volatility of 187.43%, risk-free interest rate of 0.69% and no dividend yield.

A summary of the warrants issued as of July 31, 2014 is as follows:

	July 31, 2014
		Weighted Average Exercise Price
	Shares
Outstanding at beginning of period	16,511,975	$1.062
Issued	700,000	$0.884
Exercised	(52,000)	0.001
Forfeited	-	-
Expired	(2,901,095)	0.804
Outstanding at end of period	14,258,880	$1.138
Exercisable at end of period	14,258,880

	July 31, 2014
	Weighted Average Remaining Life	Weighted Average Exercise Price

Number of Warrents			Shares Exercisable

1,430,000	3.36	$0.25	1,430,000
450,000	2.08	$0.50	450,000
3,850,000	3.11	$0.75	3,850,000
10,000	2.58	$0.88	10,000
1,626,746	0.81	$1.00	1,626,746
6,437,967	1.96	$1.50	6,437,967
254,167	0.53	$2.00	254,167
200,000	7.30	$4.00	200,000
14,258,880		$1.127	14,258,880

The intrinsic value of the outstanding warrants at July 31, 2014 was $16,070,831

NOTE 9. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin, which was assumed by WMTN as a result of the acquisition of TMC in February 2011. Under the terms of the agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin is also eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days’ notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

On November 1, 2013, the Company signed an Employment Agreement with Loni Knepper, and on January 6, 2014, she was appointed Chief Financial Officer.  Under the terms of the agreement, Ms. Knepper’s salary was $105,000 per year and is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee. On May 23, 2014 Ms. Knepper tendered notice of her resignation to the Company, effective May 26, 2014.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment and claims agreements.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years ended October 31,	Total
Three months 2014	$139,500
2015	$100,000
2016	$125,000
2017	$125,000
2018	$125,000
Beyond	$125,000
Total	$739,500

NOTE 10.  SUBSEQUENT EVENTS

During the nine months ended July 31, 2014, the Company entered into a forward sales  agreement for 48.563 oz. of gold bullion at $1,305 per oz. The Company has delivered 30 oz, of the gold bullion and has recorded the fair value of the remaining 18.563 oz. of gold as a forward contract in the amount of $23,785. The spot price of gold was $1,294.90 on July 31, 2014.  On August 12, 2014, the Company delivered another 18 oz of gold bullion leaving a balance due of 0.563 oz.  (See Note 3).

On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000. The Company was required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013, but defaulted on this obligation.  One of the lenders, URenergy, LLC, obtained a judgment against the Company on March 31, 2014 for the amount of $204,143 plus attorneys’ fees and costs.  On August 25, 2014 the Company reached a settlement agreement with URenergy LLC whereby we paid $100,000 in cash and issued 266,667 shares of our common stock for a full satisfaction of the judgment (See Note 3)

On September 15, 2014, the Company signed an Employment Agreement with James W. Creamer III and appointed him as Chief Financial Officer.  Under the terms of the agreement, Mr. Creamer’s salary will be $96,000 per year and is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Mr. Creamer was also granted 1,000,000 options to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment.

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

TMC’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), was a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) on a gold system called the TMC Project until February 12, 2014. On February 12, 2014, the Company, through its wholly owned subsidiary, Terra Gold Corp, acquired 100% ownership interest in the TMC Project from Raven, which is a wholly owned subsidiary of Corvus Gold Inc. (TSX:KOR, OTCQX:CORVF) for $1.8 million in cash and 200,000 shares of WMTN. We are currently focused on mineral production from mineralized material at the TMC Project in the state of Alaska. The TMC Project consists of 344 Alaska state mining claims including 5 unpatented lode mining claims held under lease (subject to a 3-4% NSR royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2013 were renewed and the fees to maintain the Terra claims through 2014 were paid by the Company. The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

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

We have budgeted expenditures for the TMC Project for the next twelve months of approximately $2,100,000, depending on additional financing, for general and administrative expenses and exploration.

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

As of July 31, 2014, we have $4,352,115 plus accrued interest of $1,007,679 due to BOCO Investments LLC on eight secured promissory notes, all of which are in default.   See Note 7 in the notes to the consolidated financial statements.

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

THREE MONTHS ENDED JULY 31, 2014 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2013

	Three Months Ended July 31,
	2014	2013	$ Variance	% Variance

Revenue	$157,726	$-	$157,726	100.0%
Cost of sales	88,092	-	$88,092	-100.0%
Gross profit	69,634	-	$69,634	100.0%
Selling, general and administrative expenses	63,968	1,067,037	$(1,003,069)	94.0%
Exploration expenses	287,330	920,523	$(633,193)	-68.8%
Operating loss	(281,664)	(1,987,560)	$1,705,896	-85.8%
Other income (expense):
Interest income (expense)	(148,262)	(6,800)	$(141,462)	-2080.3%
Financing fee	-	(131,967)	$131,967	100.0%
Gain(Loss) on derivative liability	446,319	(2,175,000)	$2,621,319	120.5%
Loss on settlement of forward contract	-	-	$-	-100.0%
Total other expense	298,057	(2,313,767)	$2,611,824	112.9%
Net income (loss)	$16,393	$(4,301,327)	$4,317,720	100.4%

EXPENSES

Revenue for the three months ended July 31, 2014 increased by $157,726 from $0 for the three months ended July 31, 2013.  The increase in revenues is due to the commencement of operations at the mine during the current period.  Management anticipates revenues to grow as mining operations continue to increase in scale. Cost of goods sold during the three months ended July 31, 2014 increased by $88,092 from $0 for the three months ended July 31, 2013, which correlates to our gold production.

Selling, general and administrative expenses for the three months ended July 31, 2014 decreased $1,003,069 to $63,968 as compared to $1,067,037 for the three months ended July 31, 2013. In 2014 we had a decrease in payroll, adjustment of inventory and consulting which was offset by increases in interest and outside services. Exploration expenses for the three months ended July 31, 2014 decreased $633,193 to $287,330 as compared to $920,523 for the three months ended July 31, 2013.  The decrease is due to the Company’s focus on starting production during the period rather than exploration.  As the Company deploys more resources toward production and exploration going forward, exploration expenses will likely increase.

NET INCOME (LOSS)

Net income for the three months ended July 31, 2014 was $16,393 as compared to a net loss of $4,301,327 for the three months ended July 31, 2013. The net income for the three months ended July 31, 2014 included a gross profit of $69,634, exploration expenses of $287,330, adjustment to inventory of (287,030), consulting and professional fees of $60,684, payroll and benefits of $240,489, company insurance of $20,626, interest expense of $148,262 and gain on the change in value of the derivative  of $446,319.

NINE MONTHS ENDED JULY 31, 2014 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2014

	Nine Months Ended July 31,
	2014	2013	$ Variance	% Variance

Revenue	$361,975	$-	$361,975	100.0%
Cost of sales	224,867	-	$224,867	-100.0%
Gross profit	137,108	-	$137,108	100.0%
Selling, general and administrative expenses	793,549	1,767,794	$(974,245)	55.1%
Exploration expenses	357,940	1,796,695	$(1,438,755)	-80.1%
Operating loss	(1,014,381)	(3,564,489)	$2,550,108	-71.5%
Other income (expense):
Interest income (expense)	(814,527)	(433,841)	$(380,686)	-87.7%
Financing fee	(228,238)	(131,967)	$(96,271)	-73.0%
Loss on derivative liability	700,569	(2,175,000)	$2,875,569	132.2%
Gain on settlement of forward contract	(349,779)	-	$(349,779)	-100.0%
Total other expense	(691,975)	(2,740,808)	$2,048,833	74.8%
Net loss	$(1,706,356)	$(6,305,297)	$4,598,941	72.9%

Revenue for the nine months ended July 31, 2014 increased by $361,975 from $0 for the nine months ended July 31, 2013.  The increase in revenues is due to the commencement of operations at the mine during the current period.  Management anticipates revenues to grow as mining operations continue to increase in scale.   Cost of goods sold during the nine months ended July 31, 2014 increased by $224,867 from $0 for the nine months ended July 31, 2013, which correlates to our gold production.

Selling, general and administrative expenses for the nine months ended July 31, 2014 decreased $974,245 to $793,549 as compared to $1,767,794 for the nine months ended July 31, 2013. Exploration expenses for the nine months ended July 31, 2014 decreased $1,438,755 to $357,940 as compared to $1,796,695 for the nine months ended July 31, 2013.  The decrease is due to the Company’s focus on starting production during the period rather than exploration.  As the Company deploys more resources toward production and exploration going forward, exploration expenses will likely increase.

NET LOSS

Net loss for the nine months ended July 31, 2014 was $1,706,356 as compared to a net loss of $6,305,297 for the nine months ended July 31, 2013. The net loss for the nine months ended July 31, 2014 included $435,345 of non-cash expenses, including $347,275 for issuances of common stock and warrants for services and expenses, a gain of $700,569 for the change in the value of a derivative liability, a loss of $348,721 related to the issuance of stock and warrants for the settlement of the forward contract, a loss of $93,944 on the change in value of the forward contract, $227,977 for issuances of common stock for fees, and $117,997 of depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $43,698, a working capital deficit of $9,068,357, (excluding the derivative liability- warrants of $1,299,431) as of July 31, 2014. In addition, we have $739,500 due under operating leases in 2014 and future years.  Further, we have $2,100,000 in mining expenditures planned by October 31, 2014.

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

We have budgeted expenditures for the next twelve months of approximately $2,100,000 depending on additional financing, for general and administrative expenses and exploration and development to implement the business plan as described above.   Mining costs are detailed below:

Expenditures	Amout
Drilling costs	$250,000
Camp and labor costs	500,000
Claims payments	100,000
Mining and milling	500,000
Underground portal	475,000
Property payments	275,000
Total mining	$2,100,000

OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended July 31, 2014 was $638,831. This amount was primarily related to a net loss of $1,706,356, $435,345 of non-cash expenses, that included $347,275 for issuances of common stock and warrants for services and expenses, a gain of $700,569 for the change in value  of a derivative liability, a loss of $348,721 related to the issuance of stock and warrants for the settlement of the forward contract, a loss of $93,944 on the change in value of the forward contracts, $227,977 for issuances of common stock for fees, and $117,997 of depreciation and amortization expense.

INVESTING ACTIVITIES

There was $1,900,000 used in investing activities during the nine months ended July 31, 2014 related to $1,800,000 cash paid for the purchase of the balance of the interest in the TMC Project and a $100,000 payment to Ben Porterfield for contractual rights.

FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended July 31, 2014 was $2,500,153. This amount was primarily related to the proceeds from promissory notes of $2,500,000.

Our unaudited contractual cash obligations as of July 31, 2014 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-2 Years	3-4 Years	Greater Than 4 Years
Operating leases	$739,500	$139,500	$225,000	$250,000	$125,000
Capital lease obligations	-	-	-	-	-
Note payable	-	-	-	-	-
Mining expenditures	2,100,000	2,100,000	-	-	-
Forward contracts	523,920	523,920	-	-	-
	$3,363,420	$2,763,420	$225,000	$250,000	$125,000

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit.  As of July 31, 2014, we had no uninsured cash amounts.

Equipment

Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3-5 years.

Metal and Other Inventory

Inventories were $252,956 and $66,485 as of July 31, 2014 and October 31, 2013, respectively. Inventories include doré. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

The Company has access to the camp by airplane. There is road access from the camp to the project area where drilling and bulk sampling mining occurs. It is approximately 1 1/2 miles from camp to the project area.  Power generation is by diesel generator at the camp. Fuel is brought in for the generators by a cargo plane to the airstrip.

Long-Lived Assets

We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of July 31, 2014, there are no impairments recognized.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of July 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting:

Lack of Segregation of Duties over Treasury Management: The Company currently lacks appropriate segregation of duties over treasury management due to the scale of our operations.  We intend to revise our procedures as we expand the company.

We formed an audit committee on October 26, 2012 which consists of two independent directors.  An audit committee is expected to improve oversight in the establishment and monitoring of required internal controls and procedures.  We expect to expand the audit committee as we grow the company.

b) Changes In Internal Control Over Financial Reporting

During the quarter ended July 31, 2014, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of July 31, 2014, we had approximately $43,698 in cash.

We have budgeted expenditures for the TMC Project for the next twelve months of approximately $2,100,000, depending on additional financing, for general and administrative expenses and exploration.

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

As of July 31, 2014, we have eight secured promissory notes with BOCO Investments, LLC, and have recorded $4,352,115 in principal plus $1,007,679 in accrued interest. We are in default.  We do not currently have the ability to repay the amount due.

On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000. The Company was required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013, but defaulted on this obligation.  On November 1, 2013, the Company settled with one of the parties that had a forward sale and loan agreement for 200 ounces of gold; the Company issued 310,000 shares of common stock valued at $1.08 per share at the time of issuance, or $334,800 and warrants for an additional 310,000 shares of common stock with an exercise price of $1.50 per share valued at $279,899, using the Black-Scholes method, in full settlement of all claims.  The Company recorded a loss of $349,779 to settle this forward contract.  The second of the three lenders, URenergy, LLC, obtained a judgment against the Company on March 31, 2014 for the amount of $204,143 plus attorneys’ fees and costs.  On August 25, 2014 the Company reached a settlement agreement with URenergy LLC whereby we paid $100,000 in cash and issued 266,667 shares of our common stock for a full satisfaction of the judgment (See Note 10)  The Company is continuing to negotiate with the third lender, Snowmass Mining Co., LLC, who is owed $450,000 (payable in cash or gold), together with interest thereon from September 15, 2013.  The Company has paid Snowmass the sum of $100,000 during the nine months ended July 31, 2014.

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

As of September 17, 2014, the price of gold was $1,236.00 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

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

Our financial statements for the period from inception (March 25, 2010) to July 31, 2014 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified are a result of our limited history of operations, limited assets, and operating losses since inception.  In addition, among other factors, as of July 31, 2014, we reported a net operating loss of over $19 million.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We started exploring our properties in the summer of 2011.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company only acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have reported revenues of $361,975 as of the date of this Form 10-Q.  TMC itself has only been in existence since March 25, 2010.

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

We plan to conduct our exploration on a seasonal basis. Because of the severe Alaska winters and lack of sunlight and with current operations, we are only able to perform exploration operations for approximately five months per year. It is possible that snow or rain could restrict and delay work on the properties to a significant degree. Our property is located in a relatively remote location, which creates additional transportation and energy costs and challenges. Currently, we have drilled our test sites with helicopter-supported drill rigs, which are expensive to operate.  While we plan on constructing an underground portal to process gold in 2015, we may not have sufficient funds to complete these improvements, which would further increase the cost of exploration.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 18, 2014 there were 25,936,997 shares of common stock issued and outstanding. Therefore, the amount of shares that have been registered by the Company for resale by certain investors (up to 6,707,715 shares of common stock) constitutes a significant percentage of the issued and outstanding shares and the sale of all or a portion of these shares could have a negative effect on the market price of our common stock. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

We formed an audit committee on October 26, 2012 which consists of two independent directors with significant financial expertise.  An audit committee is expected to improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to expand the audit committee as we grow the company.

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

None

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

10.32	Employment Agreement between WestMountain Gold, Inc. and James W. Creamer III effective September 8, 2014, executed and formally excepted on September 15, 2014 (Attached as an exhibit to the Company's Form 8-K dated September 15, 2014 and filed with the SEC on September 19, 2014)
14.1	Code of Conduct & Ethics dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
21.1	Subsidiaries (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 and 32.2	Section 906 Certifications.
99.1	Audit Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
99.2	Compensation Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
99.3	Nominations and Governance Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 22, 2014	WESTMOUNTAIN GOLD, INC.
(Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James W. Creamer III

James W. Creamer III
Chief Financial Officer
(Principal Financial Officer)