Form 10-K
period 2014-10-31
WESTMOUNTAIN GOLD, INC.
filed 2015-02-13
CIK 1421601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☑  No

As of April 30, 2014 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $9,374,389.

As of February 10, 2015, the Company had 27,496,403 shares of common stock issued.

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

TMC’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), is currently focused on mineral production from mineralized material at a high-grade gold system called the TMC or Terra project in the state of Alaska.. The TMC project consists of 344 Alaska state mining claims including 5 unpatented lode mining claims held under lease (subject to a 3-4% NSR royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of high-grade gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2013 were renewed in 2010.  The $136,730 of fees to maintain the Terra claims through 2015 were paid by us on November 20, 2014.  The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

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

On September 15, 2010, WMTN and its wholly owned subsidiary, TGC, and Raven Gold Alaska, Inc. (“Raven”) signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”) pertaining to the TMC Project. WMTN made payments of cash and stock to Raven pursuant to the JV Agreement.

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

We are considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at the TMC project.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and exploration expenditures, have been expensed as incurred and therefore do not appear as assets on our balance sheet.  We expect construction expenditures and underground mine exploration and capital improvements will continue during 2015 and subsequent years. We expect to remain as an exploration stage company for the foreseeable future. We do not exit the exploration stage until such time that we demonstrate the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

As of February 10, 2015, we have $4,352,115 plus accrued interest of $1,436,351due to BOCO Investments LLC on three secured promissory notes that are now in default.  While the Company has been attempting to negotiate an extension or other modification as we do not have the ability to repay the amount due, such negotiations have been ongoing for over a year and accordingly, there can be no assurance that we will be able extend the notes or to renegotiate the terms of these promissory notes under terms that are favorable to the Company.  We are currently incurring interest at a default interest rate of 45% per year.  We have budgeted expenditures for the TMC project for the next twelve months of approximately $2,100,000, depending on additional financing, for general and administrative expenses and exploration.

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

EMPLOYEES

As of October 31, 2014, we had four full-time and two part-time employees.  Additionally, we use employees of Minex Exploration, an Idaho partnership affiliated with our Chief Executive Officer, as contractors for exploration of our Alaska property. Most of our employees are based in Sandpoint, ID. The Chief Executive Officer is based out of the Sandpoint, ID office and the Chief Financial Officer is based out of Denver, CO but travels to the Sandpoint, ID office on a regular basis.

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

For the year ended October 31, 2014, we had revenues of $1,043,571. For the year ended October 31, 2013, we had revenues of $94,000.

The net loss for the year ended October 31, 2014 and 2013 was $2,550,162 and $7,609,827, respectively. The net loss included $1,528,691 and $3,446,782 of non-cash expenses for the years ended October 31, 2014 and 2013, respectively.

Our current operating funds are significantly less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of October 31, 2014, we had approximately $22,766 in cash.

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

As of February 10, 2015, we have $4,352,115 plus accrued interest of $1,436,351due to BOCO Investments LLC on three secured promissory notes that are now in default.  While the Company has been attempting to negotiate an extension or other modification as we do not have the ability to repay the amount due, such negotiations have been ongoing for over a year and accordingly, there can be no assurance that we will be able extend the notes or to renegotiate the terms of these promissory notes under terms that are favorable to the Company.  We are currently incurring interest at a default interest rate of 45% per year.  If the Company is not successful at negotiating an extension or other modification, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000.  The Company was required to tender, in the aggregate, no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013.  On November 1, 2013, the Company settled with one of the parties that had an agreement for 200 ounces of gold for 310,000 shares of common stock valued at $1.00 per share, plus warrants for an additional 310,000 shares at an exercise price of $1.50 per share.  The second party obtained a judgment against the Company on March 31, 2014 for the amount of $204,143 plus attorneys’ fees and costs.  On August 25, 2014 the Company reached a settlement agreement with the party whereby we paid $100,000 in cash and issued 266,667 shares of our common stock valued $0.45 per share, or $120,000 for a full satisfaction of the judgment.  The Company recorded a loss of $70,000 to settle this forward contract.

The Company is continuing to negotiate with the third lender, Snowmass Mining Co., LLC, who is owed $300,000 (payable in cash or gold), together with interest thereon from September 15, 2013.  The Company has paid Snowmass the sum of $100,000 during the twelve months ended October 31, 2014.

As of October 31, 2014, the value of the gold obligation to Snowmass is $300,000.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the twelve months ended October 31, 2014, the Company recorded additional interest expense of $270,704 for the change in  the value of gold from October 31, 2013.

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

Because our secured loans are in default, our secured creditor could foreclose at any time on our assets.

Our debt to BOCO Investments LLC is secured by a security interest in all of the Company’s assets and we are currently in default on these loans. BOCO has not indicated its intentions regarding its rights and remedies under the loan and security agreements with the Company, but one remedy is the ability to foreclose on all of our assets, including our primary asset, the TMC project.

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

As of February 10, 2015, the price of gold was $1,233.70 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Our management and a major shareholder and creditor have substantial influence over our company.

As of February 12, 2015, Greg Schifrin, our CEO, either directly or indirectly, owns or controls 4.1 million shares as of the filing date or approximately 15.0% of our issued and outstanding common stock including shares beneficially owned within sixty days.

As of February 12, 2015, James Baughman, a former officer and director of the Company, either directly or indirectly, owns or controls 2,352,500 million shares as of the filing date or approximately 8.5% of our issued and outstanding common stock including shares beneficially owned within sixty days.

BOCO owns or controls 11.2 million shares as of the filing date or approximately 34.3% of our issued and outstanding common stock including shares beneficially owned within sixty days, and (i) including the potential conversion of $1,852,115 of debt that was due and payable by the Company on October 31, 2013, that as of February 10, 2015, is convertible along with accrued interest into Company common stock at a rate of $0.75 per share (ii) the potential conversion of $250,000 of Series A Convertible Preferred Stock; (iii) Promissory Notes totaling $500,000 each that were due on October 31, 2013 and December 31, 2013; (iv) and various warrants. See Note 7 and 8 to the Company’s Financial Statements for a more detailed description of this Secured Promissory and Promissory Notes, Series A Convertible Preferred Stock and various warrants.   We are currently attempting to negotiate an extension or other modification of these notes as we do not have the ability to repay the amount due.  If the Company is not successful in negotiating an extension or other modification, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

As a major creditor and shareholder of the Company, BOCO has additional influence and control over the Company.  BOCO has imposed a number of loan covenants on the Company which restrict our ability to operate our business.

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

Our audited financial statements for the period October 31, 2014 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  In addition, among other factors, as of October 31, 2014, we reported a net operating loss of over $20 million.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We started exploring our properties in the summer of 2011. While we have continued to explore the TMC project and have done limited mining during the summer months since then, we do not yet have sufficient information about the project to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company just acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have revenues of $1,137,804 as of the date of this Form 10-K.  TMC itself has only been in existence since March 25, 2010.

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

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace, particularly Greg Schifrin, our CEO. We do not maintain key man life insurance covering certain of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Our management has concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

We currently lack appropriate segregation of duties over treasury management. We expect to revise our procedures before the end of 2015.

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

On June 6, 2014 we signed a one year lease for a residential property located in Anchorage, AK for $3,175 per month.  The property is used as a central office for operations in Alaska and to house personnel traveling from the mining camp during the mining season.

On January 1, 2015 the Company signed a three-year lease for a testing and processing facility in Anchorage, AK for $3,500 per month. The property, which includes a warehouse and storage yard, will house processing, recovery and  metallurgical testing equipment and serve as a staging area as the company  moves forward with Terra Project development

Other than our mining claims, leases, and other real property interests specifically related to mining, WMTN does not own real estate nor have plans to acquire any real estate.

Alaska Property - The TMC Project

The TMC project consists of 344 Alaska state mining claims including 5 unpatented lode mining claims held under lease (subject to a 3-4% net smelter return (“NSR”) royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of high-grade gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2013 were renewed in 2010.  The $136,730 of fees to maintain the Terra claims through 2015 were paid by the Company on November 20, 2014.  The property lies approximately 200 km west-northwest of Anchorage between the Revelation and Terra Cotta mountains of the Alaska Range in southwestern Alaska and is accessible via helicopter or fixed-wing aircraft. The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and wells.

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
N
200 Km

Terra Property Location (from Puchner and Meyers, 2007)

N
Terra Claim Boundary
SP
TR
Terra Camp & Airstrip
TRE
Ben Vein
FISH CREEK 1
FISH CREEK 2
FISH CREEK 3
TX
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

ITEM 4.    MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the year ended October 31, 2014, the TMC project was in production and as such, we were subject to regulation by MSHA under the Mine Act.

The Terra project had no health and safety violations, orders or citations under the Federal Mine Safety and Health Act of 1977, during the year ended October 31, 2014, the first year the Terra project was in production. The Company had no injuries or fatalities.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is $.001 par value, 200,000,000 shares authorized and as of February 10, 2015, we had 27,496,403 issued and outstanding, held by 170 shareholders of record. The number of stockholders, including beneficial owners holding shares through nominee names is approximately 350. Each share of Common Stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of February 10, 2015, we had 13,108,880 shares of common stock reserved for issuance upon the exercise of outstanding warrants and 1,000,000 shares of common stock reserved for the issuance upon the exercise of outstanding options.

Corporate Stock Transfer, Inc. is the transfer agent and registrar for our Common Stock.

Preferred Stock

Our preferred stock is $0.10 par value, 1,000,000 shares authorized and as of February 10, 2015 we had 12,100 shares issued and outstanding. On November 29, 2013, our Board of Directors of the Company approved a Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock. The Certificate of Designation was filed with the state of Colorado on December 2, 2013. Each holder of outstanding shares of Series A Preferred shall be entitled to the number of votes equal to the number of whole shares of common stock of the Corporation into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. We cannot amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred , without the written consent or affirmative vote of the holders of at least sixty-six and two-thirds percent (66.66%) of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

Stock Incentive Plan

On February 28, 2013, the 2012 Stock Incentive Plan was approved at the Annual Stockholder Meeting. We were authorized to issue options for, and have reserved for issuance, up to 4,000,000 shares of common stock under the 2012 Stock Incentive Plan. As of February 10, 2015, 2,020,000 shares of common stock remain available for grant under the 2012 Stock Incentive Plan.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on OTCQB Exchange under the symbol "WMTN". The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
January 31, 2014	$1.14	$0.60
April 30, 2014	$0.92	$0.56
July 31, 2014	$0.74	$0.44
October 31, 2014	$0.56	$0.39

January 31, 2013	$1.01	$0.58
April 30, 2013	$1.00	$0.52
July 31, 2013	$1.50	$0.74
October 31, 2013	$1.35	$0.83

As of February 10, 2015, the closing price of the Company's common stock was $0.35 per share. As of February 10, 2015, there were 27,496,403 shares of common stock outstanding held by 155 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names is approximately 350.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended October 31, 2014, there were the following sales of unregistered equity securities:

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

One of our lenders, URenergy, LLC, obtained a judgment against the Company on March 31, 2014 for the amount of $204,143 plus attorneys’ fees and costs.  On August 25, 2014 the Company reached a settlement agreement with URenergy LLC whereby we paid $100,000 in cash and issued 266,667 shares of our common stock valued $0.45 per share, or $120,000 for a full satisfaction of the judgment.  The Company recorded a loss of $70,000 to settle this forward contract. (See Note 3)

On October 10, 2014 the Company issued 980,000 shares of common stock valued at $0.50 per share under the 2012 Stock Incentive Plan to ten individuals, officers, directors and employees for services to the Company.

Performance Graph

Comparison of Cumulative Total Return

Among WestMountain Gold, Inc., Market Vectors Junior Gold Mine ETF

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2014 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
Equity compensation plan approved by shareholders	1,000,000	$0.50	2,020,000
Equity compensation plan not approved by shareholders	-	-	-
Total	-	-	2,020,000

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended October 31, 2014 and 2013. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended
	October 31, 2014	October 31, 2013
(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$1,043,571	$94,233
Net loss	(2,550,162)	(7,609,827)
Net loss applicable to WestMountain Gold, Inc. common shareholders	(2,550,162)	(7,609,827)
Net loss per share	(0.10)	(0.32)

BALANCE SHEET DATA:
Total assets	3,783,404	1,501,259
Stockholders' deficit	(7,108,796)	(7,056,298)

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

TMC’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), was a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) on a gold system called the TMC Project until February 12, 2014. On February 12, 2014, the Company, through its wholly owned subsidiary, Terra Gold Corp, acquired 100% ownership interest in the TMC Project from Raven, which is a wholly owned subsidiary of Corvus Gold Inc. (TSX:KOR, OTCQX:CORVF) for $1.8 million in cash and 200,000 shares of WMTN valued at $136,000. We are currently focused on mineral production from mineralized material at the TMC Project in the state of Alaska. The TMC Project consists of 344 Alaska state mining claims including 5 unpatented lode mining claims held under lease (subject to a 3-4% NSR royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2014 were renewed and the fees to maintain the Terra claims through 2015 were paid by the Company. The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

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

We are considered an exploration stage company under SEC criteria because we have not demonstrated the existence of proven or probable reserves at the TMC Project.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and exploration expenditures, have been expensed as incurred and therefore do not appear as assets on our balance sheet.  We expect construction expenditures and underground mine exploration and capital improvements will continue during 2015 and subsequent years. We expect to remain as an exploration stage company for the foreseeable future. We do not exit the exploration stage until such time that we demonstrate the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

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

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year:

	For the Years Ended October31,
	2014	2013	$ Variance	% Variance

Revenue	$1,043,571	$94,233	$949,338	91.0%
Cost of sales	656,794	49,000	607,794	92.5%
Gross profit	386,777	45,233	341,544	88.3%
Selling, general and administrative expenses	1,051,388	1,993,995	(942,607)	-47.3%
Exploration expenses	872,726	2,965,309	(2,092,583)	-70.6%
Operating loss	(1,537,337)	(4,914,071)	3,376,734	-68.7%
Other income (expense):
Interest expense	(1,272,211)	(546,767)	(725,444)	-132.7%
Financing fee	(228,238)	(148,989)	(79,249)	-53.2%
Gain(Loss) on derivative liability	837,403	(2,000,000)	2,837,403	141.9%
Gain on settlement of forward contract	(349,779)	-	(349,779)	-100.0%
Total other expense	(1,012,825)	(2,695,756)	1,682,931	-62.4%
Net loss	$(2,550,162)	$(7,609,827)	$5,059,665	-66.5%

YEAR ENDED OCTOBER 31, 2014 COMPARED TO THE YEAR ENDED OCTOBER 31, 2013

REVENUE

Revenue for the year ended October 31, 2014 increased $949,338 to $1,043,571 as compared to $94,233 for the year ended October 31, 2013. The revenue increase resulted from our ability to run production through our pilot mill for approximately 60 days in the 2014 season.  The Company also ended the year with gold and silver inventory valued at $459,461 as of October 31, 2014, which we anticipate being able to convert to into revenues during the first quarter of 2015.   In addition, we anticipate being able to run production through the pilot mill for the full 2015 season which should result in another substantial increase in revenue for the Company.

COST OF SALES

Cost of sales for the year ended October 31, 2014 increased $607,794 to $656,794 as compared to $49,000 for the year ended October 31, 2013.  This increase was directly attributable to the increased production for the 2014 season and the Company expects cost of sales to continue to increase proportionally as we grow production.  The per ounce cost of sales remained consistent year over year and should remain fairly stable as we maintain our pilot mill production during the 2015 season and then should decrease in the future as we scale into full production.

EXPENSES

Selling, general and administrative expenses for the year ended October 31, 2014 decreased $942,607 to $1,051,388 as compared to $1,993,995 for the year ended October 31, 2013.  Such expenses for the year ended October 31, 2014 and 2013 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs.  The Company actively controlled these expenses over the last year which resulted in the substantial decrease from the prior year.  Management intends to maintain the current level of selling, general and administrative expenses through 2015.

Exploration expenses for the year ended October 31, 2014 decreased $2,092,583 to $872,726 as compared to $2,965,309 for the year ended October 31, 2013. The decrease in exploration expenses was due to higher expenditures requirement for the 2013 mining season and a greater focus on proving out the pilot mill during the 2014 season.  Exploration expenses will likely increase going forward as we work to expand our claims.

NET LOSS

Net loss for the year ended October 31, 2014 was $2,550,162 as compared to a net loss of $7,609,827 for the year ended October 31, 2013. The net loss for the year ended October 31, 2013 included $3,446,782 of non-cash expenses, including $1,093,988 in expenses related to the issuance of common stock and warrants related to services; loss on settlement of a forward contract of $2,000,000; loss on forward contracts and loan agreements of $194,760; and other expense totaling $158,034 during the year ended October 31, 2013. The net loss for the year ended October 31, 2014 included $1,353,691 of non-cash expenses, including $1,223,721 in expenses related to the issuance of common stock and warrants related to services; gain on derivative liability of $907,403; loss on forward sale contracts and loan agreements of $70,000; loss on the settlement of forward contracts of $349,779; and other expense totaling $617,594 during the year ended October 31, 2014.

The substantial decrease in net loss was due to a combination of increasing revenues in addition to a significant decrease in our operating expenses.  While operating expenses should remain fairly stable for the next year, management believes that it can continue to grow revenues during 2015 and should be able to see a further decrease in our net loss.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of 22,766, a working capital deficit of approximately $9,308,444.  We had derivative liability that included warrants of $1,092,597 and forward contract of $300,659 as of October 31, 2014.

As of October 31, 2014, we have $4,352,115 plus accrued interest of $1,436,350 due to BOCO Investments LLC on eight secured promissory notes that are now in default.   We are currently attempting to negotiate an extension or other modification of these notes as we do not have the ability to repay the amount due.  There can be no assurance that we will be able to extend these promissory notes or renegotiate these promissory notes on terms that are favorable to the Company.  If we are not successful in negotiating an extension or other modification of these notes, the Company may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

We have budgeted expenditures for the TMC project for the next twelve months of approximately $2,100,000, depending on additional financing, for general and administrative expenses and exploration.

Although we are beginning to produce revenue which is providing capital and liquidity for the Company, we will need to continue raising of capital through the issuance of equity or debt to fund our growth.  WMTN plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

Our primary activity will be to proceed with the TMC project and other mining opportunities that may present themselves from time to time. We cannot guarantee that the TMC project will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development company.

We have budgeted the following expenditures for the next twelve months of approximately $2,100,000, depending on additional financing, for general and administrative expenses and exploration to implement the business plan as described above.

Expenditures	$
Drilling costs		$250,000
Camp and labor costs		500,000
Claims payments		100,000
Mining and milling		500,000
Underground portal		475,000
Property payments		275,000
Total mining		$2,100,000

OPERATING ACTIVITIES

Net cash used in operating activities for the year ended October 31, 2014 was $589,693. This amount was primarily related to a net loss of $2,550,162, inventory of $392,976 and prepaid expenses of $2,577, accounts payable of $57,575, accounts payable related parties of $84,021; offset by an increase in accrued interest of $1,143,902, depreciation and amortization and other non-cash expenses of $1,353,691 of non-cash expenses. Non-cash expenses included $1,223,721 in expenses related to the issuance of common stock and warrants related to services; gain on derivative liability of $907,403; loss on forward sale contracts and loan agreements of $70,000; loss on the settlement of forward contracts of $349,779; and other expense totaling $617,594 during the year ended October 31, 2014.

INVESTING ACTIVITIES

Net cash used in investing activities for the year ended October 31, 2014 was $1,970,069. This amount was primarily related to capital expenditures of $70,069, contractual rights of $100,000 and cash paid for mining claims of 1,800,000.

FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended October 31, 2014 was $2,500,152. This amount was primarily related to the proceeds from promissory notes of $2,500,000.

Our unaudited contractual cash obligations as of October 31, 2014 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$776,032	$160,275	$341,757	$274,000	$-
Capital lease obligations	-	-	-	-	-
Note payable	5,583,248	5,583,248	-	-	-
Mining expenditures	2,100,000	2,100,000	-	-	-
Forward contracts	300,659	300,659	-	-	-
	$8,759,939	$8,144,182	$341,757	$274,000	$-

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

Long-Lived Assets

We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of October 31, 2014, there are no impairments recognized.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Inputs			Carrying Amount at October 31, 2014

Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$300,659	$-	$300,659
Derivative Instruments -Warrants	$-	$1,092,597	$-	$1,092,597
Total	$-	$1,393,256	$-	$1,393,256

				Carrying Amount at October 31, 2013

	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$794,760	$-	$794,760
Derivative Instruments -Warrants	$-	$2,000,000	$-	$2,000,000
Total	$-	$2,794,760	$-	$2,794,760

Stock-Based Compensation

FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, but primarily focuses on transactions whereby an entity obtains employee services for share-based payments. FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

Income Tax/Deferred Tax

FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operationsWestMountain Inc. has recognized deferred income tax benefits on net operating loss carry-forwards to the extent WestMountain Inc. believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the three months ended October 31, 2014.

The Board of Directors and Shareholders

WestMountain Gold, Inc.:

We have audited the accompanying consolidated balance sheets of WestMountain Gold, Inc. (the “Company”) as of October 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended October 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Gold, Inc. as of October 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended October 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained a net loss from operations and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

February 13, 2015

Seattle, WA

WestMountain Gold, Inc.
An Exploration Stage Company
Consolidated Balance Sheets

	October 31, 2014	October 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$22,766	$82,376
Prepaid expenses	8,932	6,355
Inventory	459,461	66,485
Total current assets	491,159	155,216

Equipment, net	440,562	528,973

Other Assets
Contractual rights	900,000	800,000
Mining claims	1,946,458	11,820
Security deposits	5,225	5,250

Total Assets	$3,783,404	$1,501,259

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,444,060	$1,315,070
Accounts payable - related parties	670,106	697,127
Accrued expenses	263,354	216,078
Accrued interest	1,538,176	394,274
Accrued expenses - related parties	-	57,000
Forward contract	300,659	794,760
Derivative liability - warrants	1,092,597	2,000,000
Promissory notes	5,583,248	3,083,248
Total current liabilities	10,892,200	8,557,557

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value; 987,900 shares authorized, 0 shares issued and outstanding at October 31, 2014 and October 31, 2013, respectively	-	-

Preferred Series A Convertible Stock, $0.10 par value; 12,100 shares authorized, 12,100 shares authorized, 12,100 shares issued and outstanding at October 31, 2014 and October 31, 2013, respectively	1,210	1,210
Common stock, $0.001 par value; 200,000,000 shares authorized, 27,296,403 and 24,659,832 shares issued and outstanding at October 31, 2014 and October 31, 2013, respectively	27,296	24,659
Additional paid in capital	13,163,655	10,608,128
Accumulated deficit - stock dividends	(60,500)
Accumulated deficit	(20,240,457)	(17,690,295)
Total stockholders' deficit	(7,108,796)	(7,056,298)
Total Liabilities and Stockholders' Deficit	$3,783,404	$1,501,259

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Gold, Inc.
An Exploration Stage Company
Consolidated Statements of Operations

	Twelve Months Ended
	October 31, 2014	October 31, 2013

Revenue:
Sales	$1,043,571	$94,233
Total revenue	1,043,571	94,233

Cost of sales	656,794	49,000
Total cost of sales	656,794	49,000

Gross profit	386,777	45,233

Operating Expenses
Selling, general and administrative expenses	1,051,388	1,993,995
Exploration expenses	872,726	2,965,309
Total operating expenses	2,924,114	4,959,304

Loss from operations	(1,537,337)	(4,914,071)

Other income/(expense)
Interest income	14	-
Interest expense	(1,272,225)	(546,767)
Financing fee	(228,238)	(148,989)
Loss on change in forward contract	(70,000)	-
Gain(Loss) on change - derivative liability warrants	907,403	(2,000,000)
Loss on settlement of forward contract	(349,779)	-
Total other income/(expense)	(1,012,825)	(2,695,756)

Net income (loss) before income taxes	(2,550,162)	(7,609,827)
Income tax expense (benefit)	-	-
Net income (loss)	$(2,550,162)	$(7,609,827)

Basic net loss per share	$(0.10)	$(0.32)
Diluted net loss per share	$(0.10)	$(0.32)
Basic weighted average common shares outstanding	25,738,942	23,737,492
Diluted weighted average common shares outstanding	25,738,942	23,737,492

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Gold, Inc. Consolidated Statement of Stockholders' Equity

							Total Stockholders' Deficit
	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance as of October 31, 2012	-	$-	21,382,776	$21,383	$7,675,241	$(10,080,468)	$(2,383,844)

Issuance of common stock and warrants for services			1,129,155	1,128	1,178,160		1,179,288
Issuance of common stock for offering reprice			628,233	628	(628)		-
Issuance of common stock related to the exercise of warrants			1,519,668	1,520	1,138,232		1,139,752
Issuance of common stock related to convertible debentures							-
Warrant amortization expense					13,333		13,333
Issuance of preferred stock	12,100	1,210			603,790		605,000
Net loss						(7,609,827)	(7,609,827)
Balance as of October 31, 2013	12,100	$1,210	24,659,832	$24,659	$10,608,128	$(17,690,295)	$(7,056,298)

Issuance of common stock for services			1,073,989	1,074	765,859		766,933
Stock issued for cash			113,636	114	99,988		100,102
Exercise of warrants			52,000	52			52
Issuance of stock options					143,125		143,125
Issuance of common stock for fees			399,529	400	457,352		457,752
Issuance of common stock and warrants for forward contract settlement			728,667	728	892,972		893,700
Acquisition of mining claims			200,000	200	135,800		136,000
Preferred stock dividend paid in common stock			68,750	69	60,431	(60,500)	-
Net loss						(2,550,162)	(2,550,162)
Balance as of October 31, 2014	12,100	$1,210	27,296,403	$27,296	$13,163,655	$(20,300,957)	$(7,108,796)

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Statement of Cash Flows

	Years ended October 31,

	2014	2013
Cash flows from operating activities
Net loss	$(2,550,162)	$(7,609,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,842	144,701
Warrant amortization expense	-	13,333
Issuance of common stock for fees	457,752	-
Issuance of common stock and warrants for services and expenses	1,223,721	1,093,988
Loss on forward contract	70,000	194,760
Loss on settlement of forward contract	349,779	2,000,000
(Gain) Loss on derivative liability	(907,403)	-

Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(2,577)	662
Inventory	(392,976)	(66,485)
Other assets	25	(3,200)
Accrued interest	1,143,902	351,693
Accounts payable and accrued liabilities	(57,575)	939,085
Accounts payable and accrued liabilities - related parties	(84,021)	-
Net cash used in operating activities	(589,693)	(2,941,290)

Cash flows from investing activities:
Capital expenditures	(70,069)	(254,239)
Contractual rights	(100,000)	(100,000)
Cash paid for mining claims	(1,800,000)	-

Net cash used in investing activities	(1,970,069)	(354,239)

Cash flows from financing activities:
Proceeds from promissory notes	2,500,000	944,283
Forward contract	(100,000)	600,000
Proceeds from the issuance of preferred stock	-	605,000
Proceeds from the issuance of common stock	100,152	1,139,752
Net cash provided by financing activities	2,500,152	3,289,035

Net increase (decrease) in cash and cash equivalents	(59,610)	(6,494)
Cash and cash equivalents, beginning of period	82,376	88,870
Cash and cash equivalents, end of period	$22,766	$82,376

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$233,841	$85,300
Common stock and warrants issued for mining claims	$136,000	$-
Common stock and warrants issued for settlement of forward contract	$345,140	$-

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

The Company is currently focused on mineral production from mineralized material at the TMC Project in the state of Alaska. The TMC Project consists of 344 Alaska state mining claims plus an additional 5 unpatented lode mining claims held under lease (subject to a 3-4% net smelter return (“NSR”) royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2014 were renewed and the fees to maintain the Terra claims through 2015 were paid by the Company.  The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

The Company is considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at the TMC Project.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all expenditures in the mining properties to date, have been expensed as incurred and therefore do not appear as assets on our balance sheet.  The Company expects construction expenditures and underground mine exploration and capital improvements will continue during 2014 and subsequent years. The Company expects to remain as an exploration stage company for the foreseeable future. It will not exit the exploration stage until such time that it demonstrates the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

As of October 31, 2014, the Company had eight secured promissory notes with BOCO Investments, LLC, and has recorded $4,352,115 in principal plus $1,436,351 in accrued interest. The Company is in default on the promissory notes.  We do not currently have the ability to repay the amount due.

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of October 31, 2014, the Company had no uninsured cash amounts.

Equipment

Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3 -5 years.

Prepaid expenses

Prepaid expenses were $8,932 and $6,355 as of October 31, 2014 and 2013, respectively. The prepaid expenses primarily reflect expenses that are being amortized over the life of the service agreements.

 Metal and Other Inventory

Inventories were $459,461 and $66,485 as of October 31, 2014 and October 31, 2013, respectively. Inventories include doré. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of October 31, 2014, there are no impairments recognized.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Inputs			Carrying Amount at October 31, 2014

Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$300,659	$-	$300,659
Derivative Instruments -Warrants	$-	$1,092,597	$-	$1,092,597
Total	$-	$1,393,256	$-	$1,393,256

	Fair Value Measurements Using Inputs			Carrying Amount at
Financial Instruments	Level 1	Level 2	Level 3	October 31, 2013

Liabilities:
Forward contract	$-	$794,760	$-	$794,760
Derivative Instruments -Warrants	$-	$2,000,000	$-	$2,000,000
Total	$-	$2,794,760	$-	$2,794,760

Market price and estimated fair value of common stock used to measure the Derivative Instruments-Warrants at October 31, 2014 and October 31, 2013:

	October 31, 2014	October 31, 2013

Market price and estimated fair value of common stock:	$0.48	$1.06
Exercise price	$0.38	$0.75
Expected term (years)	3.50	4.8
Dividend yield	-	-
Expected volatility	174.2%	112%
Risk-free interest rate	1.62%	0.95%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at October 31, 2014 and October 31, 2013 based upon the short-term nature of the assets and liabilities.

Derivative Instruments – Warrants

In May and June 2013, the Company received a total of $1.0 million and entered into Promissory Notes, Security Agreement, Loan Agreement and Warrants to Purchase Stock Agreement (collectively, the “Transaction Documents”) with BOCO Investments LLC (“BOCO”).

In addition, the Company issued Warrants to BOCO to purchase 2,500,000 shares of common stock at $0.75 per share or a price per share equal to eighty percent (80%) of the lowest price at which a common share in the Company has been issued in any round of financing commenced or closed after the date of the Warrants.  The Warrants expire in 2018, five years from the issuance date.  There are no registration requirements.  The Transaction Documents place certain operating restrictions on the Company.

These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

During the year ended October 31, 2014, the Company recognized $907,403 of other income resulting from the decrease in the fair value of the warrant liability at October 31, 2014, as the value changed from the prior quarter.

Forward Sale and Loan Agreements

On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000. The Company was required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013, but defaulted on this obligation.

On November 1, 2013, the Company settled with one of the parties that had a forward sale and loan agreement for 200 ounces of gold; the Company issued 310,000 shares of common stock valued at $1.08 per share at the time of issuance, or $334,800 and warrants for an additional 310,000 shares of common stock with an exercise price of $1.50 per share valued at $279,899, using the Black-Scholes method, in full settlement of all claims.  The Company recorded a loss of $349,779 to settle this forward contract. (See Note 8)

The second of the three lenders, URenergy, LLC, obtained a judgment against the Company on March 31, 2014 for the amount of $204,143 plus attorneys’ fees and costs.  On August 25, 2014 the Company reached a settlement agreement with URenergy LLC whereby we paid $100,000 in cash, which was advanced by Minex, and issued 266,667 shares of our common stock valued $0.45 per share, or $120,000 for a full satisfaction of the judgment.  The Company recorded a loss of $70,000 to settle this forward contract. (See Note 8).

The Company is continuing to negotiate with the third lender, Snowmass Mining Co., LLC, who is owed $300,000 (payable in cash or gold), together with interest thereon from September 15, 2013.  The Company has paid Snowmass the sum of $100,000 during the twelve months ended October 31, 2014.

As of October 31, 2014, the value of the gold obligation to Snowmass is $300,000.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the twelve months ended October 31, 2014, the Company recorded additional interest expense of $270,704 for the change in the value of gold from October 31, 2013.

During the twelve months ended October 31, 2014, the Company entered into a forward sales agreement for 48.563 oz. of gold bullion at $1,305 per oz. The Company has delivered 30 oz, of the gold bullion and recorded the fair value of the remaining 18.563 oz. of gold as a forward contract in the amount of $23,785. The spot price of gold was $1,294.90 on July 31, 2014.  On August 12, 2014, the Company delivered another 18 oz of gold leaving a balance due of 0.563 oz.

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

Income Tax/Deferred Tax

FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. WestMountain Gold, Inc.has recognized deferred income tax benefits on net operating loss carry-forwards to the extent WestMountain Gold, Inc.believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the three months ended October 31, 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of October 31, 2014, the Company had (i) warrants for the purchase of 13,108,880 common shares; (ii) 2,083,248 common shares related to convertible promissory notes; and (iii) 605,000 common shares related to the conversion of Series A Convertible Preferred Stock (iv) options for the purchase of 1,000,000 common shares; which were considered but were not included in the computation of loss per share at October 31, 2014 because they would have been anti-dilutive.

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

Stock-Based Compensation

FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, but primarily focuses on transactions whereby an entity obtains employee services for share-based payments. FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

Recent Accounting Pronouncements

On April 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard was effective for the Company on January 1, 2015. The Company does not expect significant impact to the financial statements upon implementation of ASU No. 2014-08.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on November 1, 2017. Early application is not permitted. The Company is currently evaluating the impact of ASU No. 2014-09.

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company for the year ending on October 31, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU No. 2014-15.

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

NOTE 4. AGREEMENTS

Exploration, Development and Mine Operating Agreements

Joint Venture Agreement

On September 15, 2010, WMTN and its wholly owned subsidiary, TGC, and Raven signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”) pertaining to the TMC Project. WMTN made payments of cash and stock to Raven pursuant to the JV Agreement for the past three years.

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

The Amended Lease Agreement, which incorporates the Lease dated March 22, 2005 and the September 27, 2010 Consent between Ben Porterfield and AngloGold Ashanti (USA) Exploration Inc., has a term of ten years, which can be extended for an additional ten years with thirty days written notice. The Amended Lease Agreement defines terms and conditions and requires the following minimum royalties:

●	Payment of $100,000 annually on March 22, 2011 (paid).
●	Payment of $100,000 annually on March 22, 2012 (paid), 2013 (paid), (2014) paid,through March 22, 2015.
●	Payment of $100,000 due March 22, 2015.
●	Payment of $125,000 annually beginning March 22, 2016 through the termination of the Amended Claims Agreement.

The Company can terminate the Amended Lease Agreement with the payment of $875,000, less $75,000 paid during the years 2006-2011.   The payment may be paid over three annual payments.

TMC has paid in total $500,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $0.50 per share. Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of July 31, 2014, the Company has capitalized $750,000 related to this Claims Agreement.

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

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estamated Useful Lives
		October 31, 2014	October 31, 2013

Mining and other equipment	3-5 years	$842,487	$772,418
Less: accumulated depreciation		(401,925)	(243,445)
		$440,562	$528,973

Depreciation expense for the twelve months ended October 31, 2014 and 2013 was $159,842 and $144,701 respectively.

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

The Company has four full-time and part-time employees. The Company shares offices with Minex Exploration LLP (“Minex”), an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex contractors for exploration and development of the Alaska property. The Company has recorded accounts payable and accrued payable for related party of $670,106 and $754,127 as of October 31, 2014 and October 31, 2013, respectively.

Secured Promissory and Promissory Notes with BOCO

From time to time, the Company entered into promissory notes and other agreements with BOCO related to loans from BOCO to the Company.  The current status of BOCO loans to the Company and their terms are described in Note 7, Promissory Notes.

Promissory Notes with Silver Verde May Mining Company, Inc.

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts totaling $85,000. The Notes were due November 6, 2012 and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock at $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to July 31, 2013. As of October 31, 2014, the principal and accrued interest due on the notes is $37,123.  As of October 31, 2014, the Company has repaid $53,867 to SVM. On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Note extending the due date to October 31, 2014.  We are currently in negotiations with the lender to extend the note.

NOTE 7. PROMISSORY NOTES

As of October 31, 2014 and October 31, 2013, the Company has the following promissory notes outstanding:

	October 31, 2014	October 31, 2013

BOCO September 17, 2012 Promissory Note	$1,852,115	$1,852,115
BOCO May 14, 2013 Promissory Note	500,000	500,000
BOCO June 27, 2013 Promissory Note	500,000	500,000
BOCO December 31, 2013 Promissory Note	1,000,000	-
BOCO May 23, 2014 Promissory Note	100,000	-
BOCO June 2, 2104 Promissory Note	200,000	-
BOCO June 9, 2014 Promissory Note	100,000	-
BOCO June 30, 2014 Promissory Note	100,000	-
Dessi December 17, 2013 Promissory Note	1,000,000	-
Andres Promissory Notes	200,000	200,000
Silver Verde May Promissory Notes	31,133	31,133
Total	$5,583,248	$3,083,248

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

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (the “September 2012 Note”) in the principal amount of $1,852,115. The September 2012 Note was due July 31, 2013 and provided for interest at 18% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO. The September 2012 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note.   In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at the lesser of $1.50 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note. The Warrant expires September 30, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.  As of October 31, 2014, the principal and accrued interest due on the note is $2,497,564.

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

Promissory Note with BOCO dated May 14, 2013 in Default

In May 2013, the Company entered into a Promissory Note, a Security Agreement and warrants to Purchase Stock Agreement and a Loan Agreement (collectively the “May 2013 Transaction Documents”) with BOCO.  Under the May 2013 Transaction Documents, the Company issued a Promissory Note (the “May 2013 Note”) to BOCO in the principal amount of $500,000.  The May 2013 Note was due October 31, 2013 and provides for interest at 15%, payable in arrears.  The May 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance.   As of October 31, 2014, the principal and accrued interest due on the note is $761,575.  This note is in default.  The default interest rate in effect is 45% at October 31, 2014.

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

Under the June 2013 Transaction Documents, the Company issued a Promissory Note (“June 2013 Note”) in the principal amount of $500,000. The June 2013 Note was due December 31, 2013 and provides for interest at 15%, payable in arrears. The June 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the June 2013 Note.  As of October 31, 2014, the principal and accrued interest due on the note is $726,027.  This note is in default. The default interest rate in effect is 45% at October 31, 2014.

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

Promissory Note with BOCO dated December 31, 2013 in default

On December 31, 2013, the Company signed a Promissory Note with BOCO for an aggregate loan amount of $1,000,000 (the “BOCO Bridge Loan”). Repayment of the BOCO Bridge Loan is due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full.  As of October 31, 2014, the principal and accrued interest due on the note is $1,243,507.  This note currently is in default.  The default interest rate in effect is 45% at October 31, 2014. $800,000 of the proceeds from this loan were used for the acquisition of 100% interest in the TMC project from Raven Gold Alaska, Inc.

Promissory Note with BOCO dated May 23, 2014 in default

On May 23, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. This note is in default. The default interest rate in effect is 45%. As of October 31, 2014, the principal and accrued interest due on the note is $112,583.

Promissory Note with BOCO dated June 2, 2014 in default

On June 2, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $200,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. This note is in default. The default interest rate in effect is 45%. As of October 31, 2014, the principal and accrued interest due on the note is $224,333.

Promissory Note with BOCO dated June 9, 2014 in default

On June 9, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. This note is in default. The default interest rate in effect is 45%. As of October 31, 2014, the principal and accrued interest due on the note is $111,875.

 Promissory Note with BOCO dated June 30, 2014 in default

On June 9, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. This note is in default. The default interest rate in effect is 45%. As of October 31, 2014, the principal and accrued interest due on the note is $111,000.

Promissory Note with Giuseppe Dessi dated December 17, 2013

On December 17, 2013, the Company signed a Promissory Note with an accredited investor, Giuseppe Dessi, for an aggregate loan amount of $1,000,000 (the “Dessi Bridge Loan”). Repayment of the Dessi Bridge Loan was due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full.  As of October 31, 2014, the principal and accrued interest due on the note is $1,069,699.  All of the proceeds from this loan were used to acquire 100% interest in the TMC project from Raven Gold Alaska, Inc.  We are currently in negotiations with the lender to extend the note.

Andres Unsecured Promissory Notes

On March 21, 2012 the Company entered into Promissory Note Documents with Fabin Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note to each of Fabin Andres and Bill Andres in the principal amount of $100,000 and $100,000, respectively (“the Andres Notes”). The Andres Notes were due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to October 31, 2013. As of October 31, 2014 the principal and accrued interest due on the Notes is $226,137.  On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Notes extending the due date to October 31, 2014.  We are currently in negotiations with the lender to extend the note.

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

During the twelve months ended October 31, 2014, the Company had the following unregistered sales of equity securities:

Lincoln Park Transaction.

On November 20, 2013, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

Under the terms and subject to the conditions of the Purchase Agreement, Lincoln Park purchased 113,636 shares of our common stock (“Common Stock”) for $100,101 and we have the right to sell to and Lincoln Park is obligated to purchase up to an additional $10 million in shares of Common Stock, subject to certain limitations, from time to time, over the 24-month period commencing on the date that a registration statement, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. In connection with the Purchase Agreement we also issued to Lincoln Park 242,529 shares of our common stock and expensed the value of the shares which was $227,977.

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

Other Transactions.

On November 1, 2013, the Company issued 310,000 shares of common stock valued at $1.08, or $334,800, and 310,000 warrants with an exercise price of $1.50 to settle a forward sale and loan agreement with an accredited investor. The warrants were valued at $279,899. The Company recorded $349,779 as loss on settlement of forward contract (See Note 3).

On November 23, 2013, pursuant to the terms of a separation agreement, the Company issued 152,000 shares of common stock valued at $1.00 to an officer of the Company.  The $159,000 of expense was recorded as stock compensation expense during the period.

On November 25, 2013, the company issued a total of 43,989 shares valued at $1.00 per share to four individuals for services and recognized an expense of $43,989.

On January 17, 2014 WASM exercised warrants with an exercise price of $0.001 per share to purchase 52,000 shares of common stock and the Company received cash proceeds of $52.

On February 12, 2014, the Company, through TGC, acquired 100% ownership interest in the TMC Project from Raven for $1.8 million in cash and 200,000 shares of WMTN. No further  payments  are  due  to Raven  from  TGC  under  the  JV  Agreement, (including but not limited to any royalty or residual payments), and  each  party  is  fully  released  from  its  obligations  to the other  under  the JV  Agreement. The $1.8 million of cash paid to Raven is recorded as Mining Claims in the accompanying consolidated balance sheet along with the 200,000 shares of common stock of the Company has been issued, for which an Acquisition of Mining Claims expense of $136,000 was recognized.

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

On April 25, 2014 the Company issued 50,000 shares of common stock and a five year warrant to purchase 50,000 shares of our common stock at $0.50 per share.  The Company recognized an expense of $33,500 for the issuance of the shares and an expense of $30,780 for the warrants after calculating their value using the Black-Scholes pricing model.   On the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 5 years, expected volatility of 140.61%, risk-free interest rate of 1.72% and no dividend yield.

During the quarter ended July 31, 2014 the Company issued a five year warrant to purchase 230,000 of our common stock at $0.25 per share.  The Company recognized an expense of $191,651 for the warrants after calculating their value using the Black-Scholes pricing model.   On the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 5 years, expected volatility of 184.2%, risk-free interest rate of 1.79% and no dividend yield. The Company also issued a three year warrant to purchase 10,000 of our common stock at $0.88 per share. The Company recognized an expense of $7,795 for the warrants after calculating their value using the Black-Scholes pricing model. On the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 3 years, expected volatility of 187.43%, risk-free interest rate of 0.69% and no dividend yield.

On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000. The Company was required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013, but defaulted on this obligation.  One of the lenders, URenergy, LLC, obtained a judgment against the Company on March 31, 2014 for the amount of $204,143 plus attorneys’ fees and costs.  On August 25, 2014 the Company reached a settlement agreement with URenergy LLC whereby we paid $100,000 in cash and issued 266,667 shares valued $0.45 per share, or $120,000 for a full satisfaction of the judgment.  The Company recorded a loss of $70,000 to settle this forward contract. See Note 3).

On September 15, 2014, the Company signed an Employment Agreement with James W. Creamer III and appointed him as Chief Financial Officer.  Under the terms of the agreement, Mr. Creamer’s salary will be $96,000 per year and is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Mr. Creamer was also granted 1,000,000 options to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment (See Note 9).  The Company valued the options on the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 7 years, expected volatility of 175.8%, risk-free interest rate of 2.16% and no dividend yield.  Based on these inputs the options were valued at $490,714 and an expense of $143,125 was recognized for the options that vested during the twelve months ended October 31, 2014.

On October 10, 2014 the Company issued 980,000 shares of common stock valued at $0.50 per share under the 2012 Stock Incentive Plan to ten individuals, officers, directors and employees for services to the Company.

On August 1, 2013 the Company issued 12,100 shares of Series A. Convertible Preferred Stock (“Preferred Stock”) for $50.00 per share and each share is convertible into 50 WestMountain Gold common shares at the holders’ option.  In addition the preferred stockholders receive an annual dividend of 10% payable semi-annually, which at the Company’s discretion, may be paid in the Company’s common shares.  During the year ended October 31, 2014, the Company issued 68,750 shares of common stock valued at $0.88 per share to the preferred stockholders and recognized a dividend expense of $60,500.

A summary of the warrants issued as of October 31, 2014 is as follows:

	October 31, 2014
	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	16,511,975	$1.062
Issued	750,000	$0.842
Exercised	(52,000)	0.001
Forfeited	-	-
Expired	(4,101,095)	0.814
Outstanding at end of period	13,108,880	$1.150
Exercisable at end of period	13,108,880

	October 31, 2014
	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable

Number of Warrants

1,480,000	3.15	$0.25	1,480,000
200,000	4.36	$0.50	200,000
3,600,000	3.07	$0.75	3,600,000
10,000	2.33	$0.88	10,000
1,626,746	0.81	$1.00	1,626,746
6,437,967	1.71	$1.50	6,437,967
254,167	0.28	$2.00	254,167
200,000	7.05	$4.00	200,000
13,108,880		$1.150	13,108,880

The intrinsic value of the outstanding warrants at October 31, 2014 was $340,400

Options:

On September 8, 2014 the Company issued 1,000,000 options to an employee to purchase shares of our common stock at $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options vest each subsequent year.  On the date of the grant, the Company valued the options at $490,714 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 7 years, expected volatility of 175.8%, risk-free rate of 2.16% and no dividend yield.  An expense of $143,125 was recognized based on the options that had vested as of October 31, 2014.

A summary of the options issued as of October 31, 2014 is as follows:

	October 31, 2014
	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	-	$-
Issued	1,000,000	$0.50
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	1,000,000	$0.50
Exercisable at end of period	1,000,000

	October 31, 2014
	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable

Number of Options

1,000,000	6.85	$0.50	250,000

1,000,000	6.85	$0.50	250,000

The intrinsic value of the outstanding options at October 31, 2014 was $0.00.

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

On November 1, 2013, the Company signed an Employment Agreement with Loni Knepper, and on January 6, 2014, she was appointed Chief Financial Officer.  Under the terms of the agreement, Ms. Knepper’s salary was $105,000 per year and wass eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  In addition, Ms. Knepper was granted 50,000 shares of common stock on November 14, 2013 which was valued at $1.00 per shares and was expensed as stock compensation.  (See Note 8)  On May 23, 2014 Ms. Knepper tendered notice of her resignation to the Company, effective May 26, 2014.

On September 15, 2014, the Company signed an Employment Agreement with James W. Creamer III and appointed him as Chief Financial Officer.  Under the terms of the agreement, Mr. Creamer’s salary will be $96,000 per year and is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Mr. Creamer was also granted 1,000,000 options to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment (See Note 8).

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment and claims agreements.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years ended October 31,	Total

2015	$160,275
2016	$170,375
2017	$171,382
2018	$137,000
Beyond	$137,000
Total	$776,032

NOTE 10. INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $2,550,000 for the year ended October 31, 2014.

Pretax losses arising from United States operations were approximately $7,610,000 for the year ended October 31, 2012.

The Company has net operating loss carryforwards of approximately $15,700,000, which expire in 2021-2033. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $5,338,000 and $4,441,000 was established as of October 31, 2014 and 2013 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

The principal components of the Company’s deferred tax assets at October 31, 2014 and 2013 are as follows:

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the year ended October 31, 2014 and 2013 is as follows:

	2014	2013
Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	34.0%	34.0%
Effective Tax Rate	0.0%	0.0%

	2014	2013
U.S. operations loss carry forward at statutory rate of 34%	$(5,337,989)	$(4,441,017)
Total	(5,337,989)	(4,441,017)
Less Valuation Allowance	5,337,989	4,441,017
Net Deferred Tax Assets	(4,441,017)	$(2,623,141)
Change in Valuation allowance	$896,972	$1,817,876

NOTE 11.  SUBSEQUENT EVENTS

On November 19, 2014, the Company entered into an agreement to reduce our payable for legal services by $100,000 in exchange for 200,000 shares of restricted common stock at a price of $0.50 per share

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of October 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting:

Lack of Segregation of Duties over Treasury Management: The Company currently lacks appropriate segregation of duties over treasury management. We expect to revise our procedures before the end of 2015.

Audit Committee: We formed an audit committee on October 26, 2012 which consists of two independent directors with significant financial expertise.  An audit committee is expected to improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to expand the audit committee during 2014.

b) Changes In Internal Control Over Financial Reporting

During the quarter ended October 31, 2014, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of October 31, 2014 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

/s/ Gregory Schifrin	/s/ James W. Creamer III
Gregory Schifrin	James W. Creamer III
Chief Executive Officer	Chief Financial Officer

 ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended October 31, 2014 that were not filed.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of  February 13, 2015, the name, age, and position of each executive officer and director and the tenure in office of each director of the Company.

Name	Age	Positions and Offices Held	Since
Gregory Schifrin	56	Director, President and Chief Executive Officer	February 28, 2011

James Baughman	58	Director, Chief Operating Officer and Senior Vice President (1)	February 28, 2011 - January 6, 2014

Mark Scott	61	Former Chief Financial Officer and Secretary (2)	February 28, 2011 - December 31, 2013

Michael Lavigne	56	Independent Director	August 24, 2011

Dale L. Rasmussen	63	Independent Director	October 24, 2012

Loni Knepper	44	Chief Financial Officer, Secretary and Treasurer (3)	January 6, 2014 – May 26, 2014

James W. Creamer III	50	Chief Financial Officer, Secretary and Treasurer	September 8, 2014

(1)  Mr. Baughman resigned as Director, Chief Operating Officer and Senior Vice President. The Board ratified his resignation on February 7, 2014. (2)  Mr. Scott resigned as CFO and Secretary effective December 31, 2013. (3) Ms. Knepper resigned as Chief Financial Officer, Secretary and Treasurer on May 26, 2014.

Business Experience Descriptions

Set forth below is certain biographical information regarding each of the Company's current executive officers and directors.

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

Other Executive Officers

James W. Creamer III

James W. Creamer III was named Chief Financial Officer, Secretary and Treasurer on September 8, 2014

Mr. Creamer has served as Chief Financial Officer for several publicly traded companies since 2005 following a fifteen year Investment Banking career.  Since 2011, Mr. Creamer has been the Principle of Corporate Solution Advisors, LLC which offers contract CFO services to small, growth oriented companies.  From 2010 to 2011, Mr. Creamer served as Chief Financial Officer of NexCore Healthcare Capital Corp., following its acquisition of CapTerra Financial Group, Inc.  In 2005, Mr. Creamer was hired by CapTerra Financial Group, Inc. as its Chief Financial Officer and served in that capacity until 2009 when he was named CapTerra’s President and Chief Executive Officer and served in that position until CapTerra’s acquisition by NexCore in 2010.

Between 1990 and 2005, Mr. Creamer held positions as Vice President of Commercial Banking at Vectra Bank Colorado, Vice President of Investment Banking at J.P. Turner & Company, Director of Equity Research at Global Capital Securities and Vice President of Institutional Fixed Income Sales at Hanifen Imhoff, Inc.

Mr. Creamer received a Bachelor of Science degree in Finance from Arizona State University and holds the Chartered Financial Analyst (CFA) designation.

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
Gregory Schifrin

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year that ended on October 31, 2014 served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this proxy statement. Further, during this period, no executive officer of the Company served as:

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

Setting Executive Compensation

The Compensation Committee believes that compensation for named executive officers must be managed to what we can afford and in a way that allows us to meet our goals for overall performance. During 2014, the Compensation Committee and the Board compensated its Chief Executive Officer and Chief Operating Officer with a monthly salary fee of $10,000. During 2014, the Committee compensated its Chief Financial Officer with a $8,000 monthly salary. This compensation reflected the financial condition of the Company. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended October 31, 2014

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the fiscal year ended October 31, 2014. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For fiscal 2014, the principal components of compensation for named executive officers were base salary and consulting fees.

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

Base salaries for the Company’s named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. During 2014, the Compensation Committee and the Board compensated its Chief Executive Officer and Chief Operating Officer with a monthly salary fee of $10,000. During 2014, the Committee compensated its Chief Financial Officer with an $8,000 monthly salary. This compensation reflected our financial condition.

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

On September 8, 2014, the Company granted options to our Chief Financial Officer to purchase 1,000,000 shares of common stock for a period of seven years.  250,000 of the options vested immediately and an additional 250,000 shall vest on each of the 1st, 2nd and 3rd anniversaries of employment.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the named executive officers.

Perquisites and Other Personal Benefits

During the year ended October 31, 2014, we provided the named Chief Executive, Operating and Financial Officers with medical insurance. No other personal benefits were provided.

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

Summary Compensation Table

Name	Principal Position			Salary ($)	Bonus ($)	Stock Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Gregory Schifrin (1)	Chief Executive Officer, Director	10/31/2014		$120,000	$-	$75,000	$-	$-	$-	$195,000
		10/31/2013		$120,000	$-	$50,000	$-	$-	$-	$170,000
		10/31/2012		$120,000	$-	$-	$-	$-	$-	$120,000

James W. Creamer III (2)	CFO, Secretary & Treasurer	10/31/2014		$14,133	$-	$25,000	$-	$490,125	$14,867	$544,125

Loni Knepper (3)	Former CFO, Secretary & Treasurer	10/31/2014		$37,412	$-	$50,000	$-	$-	$-	$87,412

Mark Scott (4)	Former CFO, Secretary	10/31/2014		$16,000	$-	$159,000	$-	$-	$-	$175,000
		10/31/2013		$96,000	$-	$50,000	$-	$-	$-	$146,000
		10/31/2012		$96,000	$-	$-	$-	$-	$-	$96,000

James Baughman (5)	Former COO Director	10/31/201	4	$40,000	$-	$25,000	$-	$-	$-	$65,000
		10/31/2013		$120,000	$-	$50,000	$-	$-	$-	$170,000
		10/31/2012		$120,000	$-	$-	$-	$-	$-	$120,000

(1)  During the year ended October 31, 2014, 2013 and 2012, Mr. Schifrin was paid a monthly salary of $10,000. The 2014 stock award for 150,000 shares of restricted common stock was issued by us on October 10, 2014 at the grant date market value of $0.50 per share.  The 2013 stock award for 50,000 shares of restricted common stock was issued by us on June 6, 2013 at the grant date market value of $1.00 per share.

(2)  On September 15, 2014, the Company signed an Employment Agreement with James W. Creamer III and appointed him as Chief Financial Officer.  Under the terms of the agreement, Mr. Creamer’s salary will be $96,000 per year and is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Mr. Creamer was also granted 1,000,000 options to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment.  The Company valued the options on the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 7 years, expected volatility of 175.8%, risk-free interest rate of 2.16% and no dividend yield.  Based on these inputs the options were valued at $490,714 and an expense of $143,125 was recognized for the options that vested during the twelve months ended October 31, 2014.  The 2014 stock award for 50,000 shares of restricted common stock was issued by us on October 10, 2014 at the grant date market value of $0.50 per share.  In addition, Mr. Creamer provided consulting services to the company during the two months prior to his employment for which he was compensated $14,867.

(3) On November 1, 2013, the Company signed an Employment Agreement with Loni Knepper, and on January 6, 2014, she was appointed Chief Financial Officer.  Under the terms of the agreement, Ms. Knepper’s salary was $105,000 per year and she was eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  In addition, Ms. Knepper was granted 50,000 shares of common stock on November 14, 2013 which was valued at $1.00 per shares and was expensed as stock compensation.  On May 23, 2014 Ms. Knepper tendered notice of her resignation to the Company, effective May 26, 2014.

(4)  During the year ended October 31, 2013 and 2012, Mr. Scott was paid a monthly salary of $8,000. The 2011 amount for Mr. Scott includes salary since the Employment Agreement was signed on April 9, 2011 and consulting fees paid from December 8, 2010 to April 8, 2011. The 2013 stock award for 50,000 shares of restricted common stock was issued by us on June 6, 2013 at the grant date market value of $1.00 per share.  The 2011 stock option grant amount 236,000 shares of restricted common stock issued by us on during the year ended at October 31, 2011 per Mr. Scott’s Consulting and Employment Agreements and valued at $.369 per share or $87,200.  Pursuant to the terms of a separation with Mr. Scott, on November 23, 2013 he was granted 159,000 shares of our common stock which were valued at $1.00 per share and were expensed as stock compensation during the year ended October 31, 2014

(5)  During the year ended October 31, 2013 and 2012, Mr. Baughman was paid a monthly salary of $10,000.  The 2013 stock award for 50,000 shares of restricted common stock was issued by us on June 6, 2013 at the grant date market value of $1.00 per share.  The 2011 stock option grant amount reflects 100,000 shares issued by us on August 24, 2011 at the grant date market value of $0.30 per share.  The 2014 stock award for 50,000 shares of restricted common stock was issued by us on October 10, 2014 at the grant date market value of $0.50 per share for services rendered prior to his resignation.

(6) These amounts reflect the grant date market value as required by Regulation S-K Item 402(r)(2), computed in accordance with FASB ASC Topic 718.

Grants of Stock Based Awards in Fiscal Year Ended October 31, 2014

The Board approved the following performance-based incentive compensation to the Named Executive Officers during 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of Stock or Units (#) (1)	All Other Option Awards Number of Securities Underlying Option (#) (2)	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Gregory Schifrin		$-	$-	$-	-	-	-	150,000	-	$-	$75,000

James W. CreamerIII		$-	$-	$-	-	-	-	50,000	1,000,000	$0.50	$515,125

Mark Scott		$-	$-	$-	-	-	-	-	-	$-	$-

Loni Knepper		$-	$-	$-	-	-	-	50,000	-	$-	$50,000

James Baughman		$-	$-	$-	-	-	-	50,000	-	$-	$25,000

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

On September 15, 2014, the Company signed an Employment Agreement with James W. Creamer III and appointed him as Chief Financial Officer.  Under the terms of the agreement, Mr. Creamer’s salary will be $96,000 per year and is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Mr. Creamer was also granted 1,000,000 options to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment.  Mr. Creamer is also eligible for employee benefit programs, including 4 weeks of vacation per year and medical benefits.  If Mr. Creamer is terminated without cause, including a change in control, he is to receive in a lump sum an amount equal to his annual salary

Definitions Used in Employment Agreements

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

As used herein, “Change of Control” is defined as any one of the following occurrences:

(a)        the acquisition, directly or indirectly, by any person or group of persons acting jointly or in concert, as such terms are defined in the  Securities Act , British Columbia, of common shares of the Company which, when added to all other common shares of the Company at the time held directly or indirectly by such person or persons acting jointly or in concert, constitutes for the first time in the aggregate 30% or more of the outstanding common shares of the Company and such shareholding exceeds the collective shareholding of the current directors of the Company, excluding any directors acting in concert with the acquiring party; or

(b)        the removal, by extraordinary resolution of the shareholders of the Company, of more than 51% of the then incumbent Board of the Company, or the election of a majority of Board members to the Company’s board who were not nominees of the Company’s incumbent board at the time immediately preceding such election; or

(c)          consummation of a sale of all or substantially all of the assets of the Company; or

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

(3)         Reflects the value of vacation pay accrued as of October 31, 2014.

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

Director Summary Compensation Table

The table below summarizes the compensation paid by us to non-employee directors during the year ended October 31, 2014.

Name	Stock Awards (1)	Option Awards	Total
Michael Lavigne	150,000	$-	$75,000

Dale L. Rasmussen	150,000	$-	$75,000

Total	300,000	$-	$150,000

(1) These amounts reflect the grant date fair value as required by Regulation S-K Item 402, computed in accordance with FASB ASC Topic 718.  The stock awards (Michael Lavigne- 150,000 shares and Dale Rasmussen- 150,000 shares) were issued at the fair value of $0.50 per share date grant market value on October 10, 2014.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash. Capital Peak Partners LLC, an entity affiliated with Michael Lavigne, was paid $-0- and $97,500 during the years ended October 31, 2014 and 2013, respectively. The fees were paid to consultants consulting services and Mr. Lavigne did not receive any of the payments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of February 10, 2015:

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

	Shares Beneficially Owned
	Amount	%
Directors and Officers
Gregory L. Schifrin/Mining Minerals LLC (1)	4,118,750	15.0%
James G. Baughman/Mining Minerals LLC (2)	2,352,500	8.6%
Mark Scott (5)	24,500	*
Michael Lavigne/Capital Peak Partners LLC/Silver Verde May Mining Company, Inc. (4)	1,622,000	5.9%
Dale Rasmussen	200,000	0.7%
Loni Knepper	50,000	*
James W. Creamer III (6)	1,050,000	3.7%
Total Directors and Officers as a Group (5 total)	9,417,750	34.5%

	Shares Beneficially Owned
	Amount	%
Greater than 5% Ownership

Gregory Schifrin/ Mining Minerals LLC (1)	4,118,750	15.0%
WestMountain Gold, Inc.
120 Lake Street, Suite 401
Sandpoint, ID 83864

James Baughman/ Mining Minerals LLC (2)	2,352,500	8.5%
WestMountain Gold, Inc.
2186 S. Holly St., Suite 104
Denver, CO 80222

BOCO Investments LLC/ Joseph Zimlich (3)	11,247,615	34.3%
262 East Mountain Avenue
Fort Collins, CO 80524

Michael Lavigne (Capital Peak Partners LLC and Silver Verde May Mining (4)	1,622,000	5.9%
Company, Inc.)
602 Cedar St, Suite 205
Wallace, ID 83873

(1) Reflects the shares beneficially owned by Gregory Schifrin and affiliated entities.

(2) Reflects the shares beneficially owned by James Baughman and affiliated entities.  Mr. Baughman resigned as a Director and Officer and the Board accepted his resignation on February 7, 2014.

(3) Reflects shares beneficially owned by BOCO and affiliated entities, (i) including the potential conversion of $1,852,115 of debt that is due and payable by the Company on October 31, 2013, that as of February 10, 2015, is convertible along with accrued interest into Company common stock at a rate of $0.75 per share (ii) the potential conversion of $250,000 of Series A Convertible Preferred Stock; (iii) Promissory Notes totaling $500,000 that is due on October 31, 2013 and December 31, 2013; (iv) and various warrants  that BOCO has the right to exercise in sixty days.

(4) Reflects the shares beneficially owned by Michael Lavigne.

(5) Mr. Scott resigned effective December 31, 2013.

(6) Reflects 1,000,000 options granted to Mr. Creamer to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment.  In addition Mr. Creamer was granted 50,000 shares of restricted stock on October 10, 2014.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended October 31, 2013 are detailed in Note 3 to the Company’s  Financial Statements filed with this Form 10-K.

Our independent non-employee directors are not compensated in cash. Capital Peak Partners LLC, an entity affiliated with Michael Lavigne, was paid $-0-and $97,500 during the years ended October 31, 2014 and 2013, respectively. The fees were paid to consultants consulting services and Mr. Lavigne did not receive any of the payments.

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

Service Fees Paid to the Independent Registered Public Accounting Firm

The Board engaged PMB Helin Donovan, LLP to perform an annual audit of our financial statements for the year ended October 31, 2014, and 2013. The following is the breakdown of aggregate fees paid to the auditors for the Company for the periods indicated:

	Years Ended October 31, 2014
			October 31, 2013
Audit fees		$13,500	$6,000
Audit related fees		$19,000	$13,500
Tax fees		$5,525	$5,250
All other fees	$		$-
		$38,025	$38,025

- “Audit Fees” are fees billed by PMB Helin Donovan, LLP for the audit of our financial statements for the years ended October 31, 2013 and 2012.

- “Audit-Related fees” are fees billed by PMB Helin Donovan, LLP to us for services not included in audit fees, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings for the years ended October 31, 2014 and 2013.

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

Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during the fiscal year ended October 31, 2014 its executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions:

1.       A Form 3 for James W. Creamer III dated September 8, 2014 and required to be filed on September 22, 2014 was filed on February 13, 2015.

2.       A Form 4 for James W. Creamer III dated October 10, 2014 and required to be filed on October 14, 2014 was filed on February 13, 2015.

3.       A Form 4 for Gregory Schifrin dated October 10, 2014 and required to be filed on October 14, 2014 was filed on February 13, 2015.

4.       A Form 4 for Dale Rasmussen dated October 10, 2014 and required to be filed on October 14, 2014 was filed on February 13, 2015.

5.       A Form 4 for Capital Peak Partners, LLC (Michael Lavigne) dated October 10, 2014 and required to be filed on October 14, 2014 was filed on February 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, WestMountain Gold, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMOUNTAIN GOLD, INC.

February 13, 2015	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ James W. Creamer III
James W. Creamer III
Chief Financial Officer and Secretary ( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Gregory Schifrin	Chief Executive Officer and Director	February 13, 2015
Gregory Schifrin	(Principal Executive Officer)

/s/ James W. Creamer III	Chief Financial Officer and Secretary	February 13, 2015
James W. Creamer III	(Principal Financial/Accounting Officer)

/s/ Michael Lavigne	Independent Director	February 13, 2015
Michael Lavigne

/s/ Dale L. Rasmussen	Independent Director	February 13, 2015
Dale L. Rasmussen

Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation (Previously filed with Form SB-2 Registration Statement, January 2, 2008 (in the case of the Articles of Incorporation, as amended per the 8-K filed on Oct. 12, 2010).
3.2	Articles of Amendment dated February 28, 2013 (Attached as an exhibit to the Company’s Form 8-K dated March 8, 2013 and filed with the SEC on March 12, 2013).
3.3	Bylaws (Previously filed with Form SB-2 Registration Statement, January 2, 2008 (in the case of the Articles of Incorporation, as amended per the 8-K filed on Oct. 12, 2010).
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (Attached as an exhibit to the Company’s Form 8-K dated December 3, 2013 and filed with the SEC on December 6, 2013).
4.1	WestMountain Gold, Inc. 2012 Stock Incentive Plan (Filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 31, 2013, and hereby incorporated by reference).
10.1	Exploration, Development and Mine Operating Agreement dated September 15, 2010 by and between Raven Gold Alaska Inc., International Tower Hills Mines, Terra Gold Corporation and Terra Mining Corporation. (Attached as an exhibit to the Company’s Form 8-K dated February 28, 2011 and filed with the SEC on March 4, 2011).
10.2	Amended Porterfield Lease dated February 18, 2011 by and between Terra Gold Corp and Ben Porterfield (Attached as an Exhibit to the Company’s Form 10-K dated October 31, 2011 and filed with the SEC on December 20, 2011).
10.3	Amended and Restated Revolving Credit Loan and Security Agreement dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).
10.4	Amended and Restated Secured Convertible Promissory Note dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).
10.5	Consulting Agreement dated September 11, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).
10.6	Warrant to Purchase Stock dated October 1, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).
10.7	Warrant to Purchase Stock dated October 1, 2012 by and between WestMountain Index Advisor, Inc. and BOCO Investments, LLC. (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).
10.8	Letter of Intent dated February 19, 2013 by and between Terra Gold Corporation and Raven Gold Alaska, Inc. (Attached as an exhibit to the Company’s Form 8-K dated February 19, 2013 and filed with the SEC on February 26, 2013).
10.9	Loan Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
10.10	Promissory Note dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
10.11	Security Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
10.12	Warrant for the Purchase of Common Stock dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
10.13	Loan Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
10.14	Promissory Note dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
10.15	Security Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
10.16	Warrant for the Purchase of Common Stock dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
10.17	First Amendment to Amended and Restated Secured Convertible Promissory Note dated August 1, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. Attached as an exhibit to the Company’s Form 8-K dated August 29, 2013 and filed with the SEC on August 30, 2013.
10.18	Form of Warrant for the Purchase of Preferred Stock. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.19	Form of Warrant for the Purchase of Common Stock (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.20	Form of Subscription Agreement for the Purchase of Preferred Stock (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.21	2186 S. Holly Commercial Lease Agreement signed September 3, 2012 by and between James Baughman and 2186 S. Holly LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.22	Commercial Lease Amendment II signed June 5, 2013 by and between WestMountain Index Advisor, Inc. and Waterfront Property Management LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.23	Commercial Lease April 1, 2011 by and between WestMountain Index Advisor, Inc. and Waterfront Property Management LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.24	Secured Promissory Note between WestMountain Gold, Inc. and BOCO dated February 14, 2014 (Attached as an exhibit to the Company's Form 10-Q/A dated
January 31, 2014 and filed with the SEC on March 26, 2014)
10.25	Letter Agreement between Raven Gold Alaska, Inc. and Terra Gold Corporation dated February 12, 2014 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
10.26	Convertible Promissory Note between WestMountain Gold, Inc. and Dessi dated December 17, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
10.27	Purchase Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
10.28	Registration Rights Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20,2013 (Attached as an exhibit to the Company's Form 10-Q/A datedJanuary 31, 2014 and filed with the SEC on March 26, 2014)
10.29	Separation and Full Release of Claims Agreement between WestMountain Gold, Inc. and Mark Scott dated November 15, 2013 (Attached as an exhibit to the Company's Form 10-Q/A datedJanuary 31, 2014 and filed with the SEC on March 26, 2014)
10.30	Loan and Note Modification Agreement beween WestMountain Gold, Inc and BOCO Investments, LLC dated April 15, 2014 (Attached as an exhibit to the Company's Form 8-K dated April 23, 2014 and file with the SEC on April 24, 2014)
10.31	Amendment to Loan and Note Modification Agreement dated May 27, 2014 between WestMountain Gold, Inc. and BOCO Investments, LLC (Attached as an exhibit to the Company's Form 8-K dated June 2, 2014 and filed with the SEC on June 6, 2014)
10.32	Employment Agreement between WestMountain Gold, Inc. and James W. Creamer III effective September 8, 2014, executed and formally excepted on
September 15, 2014 (Attached as an exhibit to the Company's Form 8-K dated September 15, 2014 and filed with the SEC on September 19, 2014)
14.1	Code of Conduct & Ethics dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
21.1	Subsidiaries (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 and 32.2	Section 906 Certifications.
99.1	Audit Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
99.2	Compensation Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
99.3	Nominations and Governance Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)