Form 10-Q
period 2015-01-31
WESTMOUNTAIN GOLD, INC.
filed 2015-03-23
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended January 31, 2015

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

The number of shares of common stock, $.001 par value, issued and outstanding as of March 18, 2015: 27,592,164 shares.

FORM 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except as noted)	3

	Consolidated Balance Sheets as of January 31, 2015 and October 31, 2014 (audited)	3

	Consolidated Statements of Operations for the three months ended January 31, 2015 and 2014	4

	Consolidated Statement of Cash Flows for the three months ended January 31, 2015 and 2014	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosure	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

Signatures		50

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Balance Sheets

	January 31, 2015	October 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$55,899	$22,766
Prepaid expenses	30,957	8,932
Inventory	226,900	459,461
Total current assets	313,756	491,159

Equipment, net	396,529	440,562

Other Assets
Contractual rights	900,000	900,000
Mining claims	1,946,458	1,946,458
Security deposits	8,938	5,225
Total Assets	$3,565,681	$3,783,404

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,150,641	$1,444,060
Accounts payable - related parties	665,365	670,106
Accrued expenses	206,448	263,354
Accrued interest	1,929,628	1,538,176
Accrued expenses - related parties	-	-
Forward contract	250,722	300,659
Derivative liability - warrants	556,000	1,092,597
Promissory notes	5,583,248	5,583,248
Total current liabilities	10,342,052	10,892,200
Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value; 987,900 shares authorized, 0 shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively	-	-
Preferred Series A Convertible Stock, $0.10 par value; 12,100 shares authorized, 12,100 shares authorized, 12,100 shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively	1,210	1,210
Common stock, $0.001 par value; 200,000,000 shares authorized, 27,592,164 and 24,659,832 shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively	27,592	27,296
Additional paid in capital	13,330,720	13,163,655
Accumulated deficit - stock dividends	(97,190)	(60,500)
Accumulated deficit	(20,038,703)	(20,240,457)
Total stockholders' deficit	(6,776,371)	(7,108,796)
Total Liabilities and Stockholders' Deficit	$3,565,681	$3,783,404

See notes to consolidated financial statements.

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Statements of Operations

	Three Months Ended
	January 31, 2015	January 31, 2014

Revenue:
Sales	$612,070	$76,297
Total revenue	612,070	76,297

Cost of sales	368,192	65,115
Total cost of sales	368,192	65,115

Gross profit	243,878	11,182

Operating Expenses
Selling, general and administrative expenses	105,638	417,115
Exploration expenses	81,568	49,327
Total operating expenses	187,206	466,442

Income (Loss) from operations	56,672	(455,260)

Other income/(expense)

Interest expense	(391,515)	(96,741)
Financing fee	-	(227,977)
Gain(Loss) on change - derivative liability warrants	536,597	-
Gain(Loss) on settlement of forward contract	-	(349,779)
Total other income/(expense)	145,082	(674,497)

Net income (loss) before income taxes	201,754	(1,129,757)
Income tax expense (benefit)	-	-
Net income (loss)	$201,754	$(1,129,757)
Preferred stock dividends	18,345	18,345
Net income (loss) attributable to common shareholders'	$183,409	$(1,148,102)

Basic net income (loss) per share	$0.01	$(0.05)
Diluted net income (loss) per share	$0.01	$(0.05)
Basic weighted average common shares outstanding	27,485,284	25,381,898
Diluted weighted average common shares outstanding	28,090,284	25,381,898

See notes to consolidated financial statements.

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Statement of Cash Flows

	Three months ended January 31,

	2015	2014
Cash flows from operating activities
Net income (loss)	$201,754	$(1,129,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,033	39,395
Stock option expense	30,671	-
Issuance of common stock for fees	100,000	227,977
Issuance of common stock and warrants for services and expenses	-	159,000
(Gain) Loss on forward contract	63	(31,479)
Loss on settlement of forward contract	-	349,779
(Gain) Loss on derivative liability	(536,597)	-
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(25,738)	(200)
Inventory	232,561	-
Other assets	-	3,200
Accrued interest	391,452	65,114
Accounts payable and accrued liabilities	(350,325)	127,623
Accounts payable and accrued liabilities - related parties	(4,741)	(192,882)
Net cash provided by (used in) operating activities	83,133	(382,230)

Cash flows from investing activities:
Cash acquired in merger	-	(1,800,000)
Net cash (used in) investing activities	-	(1,800,000)

Cash flows from financing activities:
Proceeds from promissory notes	-	2,000,000
Forward contract	(50,000)	-
Proceeds from the issuance of common stock	-	100,153
Net cash (used in)provided by financing activities	(50,000)	2,100,153

Net increase (decrease) in cash and cash equivalents	33,133	(82,077)
Cash and cash equivalents, beginning of period	22,766	82,376
Cash and cash equivalents, end of period	$55,899	$299

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$100,000	$-
Common stock and warrants issued for settlement of forward contract	$-	$614,700
Common stock issued for convertible notes	-	-
Preferred stock dividend	$36,690

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

The Company is currently focused on mineral production from mineralized material at the TMC Project in the state of Alaska. The TMC Project consists of 344 Alaska state mining claims plus an additional 5 unpatented lode mining claims held under lease (subject to a 3-4% net smelter return (“NSR”) royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long trend of gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2014 were renewed and the fees to maintain the Terra claims through 2015 were paid by the Company.  The property lies approximately 200 km west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

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

As of January 31, 2015, the Company had eight secured promissory notes with BOCO Investments, LLC, and has recorded $4,352,115 in principal plus $1,804,730 in accrued interest. The Company is in default on the promissory notes.  We do not currently have the ability to repay the amount due.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WMTN and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods January 31, 2015 and 2014 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2015.

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of January 31, 2015, the Company had no uninsured cash amounts.

Equipment

Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3 -5 years.

 Metal and Other Inventory

Inventories were $226,900 and $459,461 as of January 31, 2015 and January 31, 2014, respectively. Inventories include doré. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of January 31, 2015, there are no impairments recognized.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying Amount at January 31, 2015
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$250,722	$-	$250,722
Derivative Instruments -Warrants	$-	$556,000	$-	$556,000
Total	$-	$806,722	$-	$806,722

				Carrying Amount at October 31, 2014
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$300,659	$-	$300,659
Derivative Instruments -Warrants	$-	$1,092,597	$-	$1,092,597
Total	$-	$1,393,256	$-	$1,393,256

Market price and estimated fair value of common stock used to measure the Derivative Instruments-Warrants at January 31, 2015 and October 31, 2014:

	January 31, 2015	October 31, 2014

Market price and estimated fair value of common stock:	$0.25	$0.48
Exercise price	$0.20	$0.38
Expected term (years)	3.25	3.50
Dividend yield	-	-
Expected volatility	170.2%	174.2%
Risk-free interest rate	0.77%	1.62%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at January 31, 2015 and October 31, 2014 based upon the short-term nature of the assets and liabilities.

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

These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  In additioin, since the warrants do not have a fixed number of shares, they are accounted for outside of equity.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

During the quarter ended January 31, 2015, the Company recognized $536,597 of other income resulting from the decrease in the fair value of the warrant liability at January 31, 2015, as the value changed from the prior quarter.

Forward Sale and Loan Agreements

On March 20, 2013, the Company entered into forward sale and loan agreements with three accredited investors for an aggregate loan of $600,000. The Company was required to tender no less than 600 ounces of gold in bar form to the three accredited investors by September 15, 2013, but defaulted on this obligation.  The Company settled with two of the three investors during the year ended October 31, 2014.

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

The Company is continuing to negotiate with the third lender, Snowmass Mining Co., LLC, who is owed $250,000 (payable in cash or gold), together with interest thereon from September 15, 2013.  The Company has paid Snowmass the sum of $50,000 during the three months ended January 31, 2015.

As of January 31, 2015, the value of the gold obligation to Snowmass is $250,000.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the three months ended January 31, 2015, the Company recorded additional interest expense of $63 for the change in the value of gold from October 31, 2014.

During the twelve months ended October 31, 2014, the Company entered into a forward sales agreement for 48.563 oz. of gold bullion at $1,305 per oz. The Company has delivered 48 oz, of the gold bullion and recorded the fair value of the remaining 0.563 oz. of gold as a forward contract in the amount of $722. The spot price of gold was $1,283.10 on January 31, 2015.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of January 31, 2015, the Company had (i) warrants for the purchase of 13,108,880 common shares; (ii) 2,083,248 common shares related to convertible promissory notes; (iii) 605,000 common shares related to the conversion of Series A Convertible Preferred Stock; and (iv) options for the purchase of 1,000,000 common shares.

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

On February 12, 2014, the Company, through TGC, acquired 100% ownership interest in the TMC Project from Raven for $1.8 million in cash and 200,000 shares of WMTN.  No further  payments  are  due  to Raven  from  TGC  under  the  JV  Agreement, (including but not limited to any royalty or residual payments), and  each  party  is  fully  released  from  its  obligations  to the other  under  the JV  Agreement.  For the year ended October 31, 2014, the $1.8 million of cash paid to Raven is recorded as Mining Claims in the accompanying consolidated balance sheet along with the 200,000 shares of common stock of the Company has been issued. The shares of common stock had a fair market value of $136,000 on the date of grant.

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

Amended Claims and Lease Agreements with Ben Porterfield

On January 7, 2011, Terra Mining Corporation (“TMC”) entered into an Amended Claims Agreement with Ben Porterfield related to five mining claims known as Fish Creek 1-5 (ADL-648383 through ADL- 648387), which claims have been assigned to the TMC Project. As part of this Amended Claims Agreement, Ben Porterfield consented to certain conveyances, assignments, contributions and transfers related to the above five mining claims.

The Amended Lease Agreement, which incorporates the Lease dated March 22, 2005 and the September 27, 2010 Consent between Ben Porterfield and AngloGold Ashanti (USA) Exploration Inc., has a term of ten years, which can be extended for an additional ten years with thirty days written notice. The Amended Lease Agreement defines terms and conditions and requires the following minimum royalties:

●	Payment of $100,000 annually on March 22, 2011 (paid).

●	Payment of $100,000 annually on March 22, 2012 (paid), 2013 (paid), (2014) paid, through March 22, 2015.

●	Payment of $100,000 due March 22, 2015.

●	Payment of $125,000 annually beginning March 22, 2016 through the termination of the Amended Claims Agreement.

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

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estamated Useful Lives	January 31, 2015	October 31, 2014

Mining and other equipment	3-5 years	$842,487	$842,487
Less: accumulated depreciation		(445,958)	(401,925)
		$396,529	$440,562

Depreciation expense for the three months ended January 31, 2015 and 2014 was $44,033 and $38,986, respectively.

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

The Company has four full-time and part-time employees. The Company shares offices with Minex Exploration LLP (“Minex”), an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex contractors for exploration and development of the Alaska property. The Company has recorded accounts payable and accrued payable for related party of $665,365 and $670,106 as of January 31, 2015 and October 31, 2014, respectively.

Secured Promissory and Promissory Notes with BOCO

From time to time, the Company entered into promissory notes and other agreements with BOCO related to loans from BOCO to the Company.  The current status of BOCO loans to the Company and their terms are described in Note 7, Promissory Notes.

Promissory Notes with Silver Verde May Mining Company, Inc.

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts totaling $85,000. The Notes were due November 6, 2012 and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock at $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to July 31, 2013. As of January 31, 2015, the principal and accrued interest due on the notes is $37,511.  As of October 31, 2014, the Company has repaid $53,867 to SVM. On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Note extending the due date to October 31, 2014.  We are currently in negotiations with the lender to extend the note.

NOTE 7. PROMISSORY NOTES

As of January 31, 2015 and October 31, 2014, the Company has the following promissory notes outstanding:

	January 31, 2015	October 31, 2014

BOCO September 17, 2012 Promissory Note	$1,852,115	$1,852,115
BOCO May 14, 2013 Promissory Note	500,000	500,000
BOCO June 27, 2013 Promissory Note	500,000	500,000
BOCO December 31, 2013 Promissory Note	1,000,000	1,000,000
BOCO May 23, 2014 Promissory Note	100,000	100,000
BOCO June 2, 2104 Promissory Note	200,000	200,000
BOCO June 9, 2014 Promissory Note	100,000	100,000
BOCO June 30, 2014 Promissory Note	100,000	100,000
Dessi December 17, 2013 Promissory Note	1,000,000	1,000,000
Andres Promissory Notes	200,000	200,000
Silver Verde May Promissory Notes	31,133	31,133
Total	$5,583,248	$5,583,248

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

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (the “September 2012 Note”) in the principal amount of $1,852,115. The September 2012 Note was due July 31, 2013 and provided for interest at 18% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO. The September 2012 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note. In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at $1.50 unless the Company elects to do a future offering at a lower price. The Warrant expires September 30, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.  As of January 31, 2015, the principal and accrued interest due on the note is $2,581,595.

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

Promissory Note with BOCO dated May 14, 2013 in Default

In May 2013, the Company entered into a Promissory Note, a Security Agreement and warrants to Purchase Stock Agreement and a Loan Agreement (collectively the “May 2013 Transaction Documents”) with BOCO.  Under the May 2013 Transaction Documents, the Company issued a Promissory Note (the “May 2013 Note”) to BOCO in the principal amount of $500,000.  The May 2013 Note was due October 31, 2013 and provides for interest at 15%, payable in arrears.  The May 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance.   As of January 31, 2015, the principal and accrued interest due on the note is $818,288.  This note is in default.  The default interest rate in effect is 45% at January 31, 2015.

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

Under the June 2013 Transaction Documents, the Company issued a Promissory Note (“June 2013 Note”) in the principal amount of $500,000. The June 2013 Note was due December 31, 2013 and provides for interest at 15%, payable in arrears. The June 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the June 2013 Note.  As of January 31, 2015, the principal and accrued interest due on the note is $782,740.  This note is in default. The default interest rate in effect is 45% at January 31, 2015.

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

Promissory Note with BOCO dated December 31, 2013 in default

On December 31, 2013, the Company signed a Promissory Note with BOCO for an aggregate loan amount of $1,000,000 (the “BOCO Bridge Loan”). Repayment of the BOCO Bridge Loan is due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full.  As of January 31, 2015, the principal and accrued interest due on the note is $1,356,931.  This note currently is in default.  The default interest rate in effect is 45% at January 31, 2015. $800,000 of the proceeds from this loan were used for the acquisition of 100% interest in the TMC project from Raven Gold Alaska, Inc.

Promissory Note with BOCO dated May 23, 2014 in default

On May 23, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. This note is in default. The default interest rate in effect is 45%. As of January 31, 2015, the principal and accrued interest due on the note is $124,083.

Promissory Note with BOCO dated June 2, 2014 in default

On June 2, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $200,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. This note is in default. The default interest rate in effect is 45%. As of January 31, 2015, the principal and accrued interest due on the note is $247,333.

Promissory Note with BOCO dated June 9, 2014 in default

On June 9, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. This note is in default. The default interest rate in effect is 45%. As of January 31, 2015, the principal and accrued interest due on the note is $123,375.

 Promissory Note with BOCO dated June 30, 2014 in default

On June 9, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. This note is in default. The default interest rate in effect is 45%. As of January 31, 2015, the principal and accrued interest due on the note is $122,500.

Promissory Note with Giuseppe Dessi dated December 17, 2013 in default

On December 17, 2013, the Company signed a Promissory Note with an accredited investor, Giuseppe Dessi, for an aggregate loan amount of $1,000,000 (the “Dessi Bridge Loan”). Repayment of the Dessi Bridge Loan was due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full.  As of January 31, 2015, the principal and accrued interest due on the note is $1,089,863.  All of the proceeds from this loan were used to acquire 100% interest in the TMC project from Raven Gold Alaska, Inc.  We are currently in negotiations with the lender to extend the note.

Andres Unsecured Promissory Notes in default

On March 21, 2012 the Company entered into Promissory Note Documents with Fabin Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note to each of Fabin Andres and Bill Andres in the principal amount of $100,000 and $100,000, respectively (“the Andres Notes”). The Andres Notes were due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to October 31, 2013. As of January 31, 2015 the principal and accrued interest due on the Notes is $228,657.  On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Notes extending the due date to October 31, 2014.  We are currently in negotiations with the lender to extend the note.

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

During the three months ended January 31, 2015, the Company had the following unregistered sales of equity securities:

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

Other Transactions.

On November 1, 2013, the Company issued 310,000 shares of common stock valued at $1.08, or $334,800, and 310,000 warrants with an exercise price of $1.50 to settle a forward sale and loan agreement with an accredited investor. The warrants were valued at $279,899. The Company recorded $349,779 as loss on settlement of forward contract (See Note 3)

On November 23, 2013, pursuant to the terms of a separation agreement, the Company issued 152,000 shares of common stock valued at $1.00 to an officer of the Company.  The $159,000 of expense was recorded as stock compensation expense during the period.

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

On September 15, 2014, the Company signed an Employment Agreement with James W. Creamer III and appointed him as Chief Financial Officer.  Under the terms of the agreement, Mr. Creamer’s salary will be $96,000 per year and is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Mr. Creamer was also granted 1,000,000 options to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment (See Note 9).  The Company valued the options on the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 7 years, expected volatility of 175.8%, risk-free interest rate of 2.16% and no dividend yield.  Based on these inputs the options were valued at $490,714 at the time of the grant and an expense of $36,670 was recognized for the options that vested during the three months ended January 31, 2015.

On October 10, 2014 the Company issued 980,000 shares of common stock valued at $0.50 per share under the 2012 Stock Incentive Plan to ten individuals, officers, directors and employees for services to the Company.

On November 19, 2014, the Company entered into an agreement to reduce our payable for legal services by $100,000 in exchange for 200,000 shares of restricted common stock at a price of $0.50 per share

On August 1, 2013 the Company issued 12,100 shares of Series A. Convertible Preferred Stock (“Preferred Stock”) for $50.00 per share and each share is convertible into 50 WestMountain Gold common shares at the holders’ option.  In addition the preferred stockholders receive an annual dividend of 10% payable semi-annually, which at the Company’s discretion, may be paid in the Company’s common shares.  During the three months ended January 31, 2015, the Company issued 95,761 shares of common stock valued at $0.88 per share to the preferred stockholders and recognized a dividend expense of $36,690.

A summary of the warrants issued as of January 31, 2015 is as follows:

	January 31, 2015
		Weighted Average Exercise Price

	Shares
Outstanding at beginning of period	13,108,880	$1.150
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	13,108,880	$1.150
Exercisable at end of period	13,108,880

	January 31, 2015
	Weighted Average Remaining Life	Weighted Average Exercise Price

Number of Warrants			Shares Exercisable

1,480,000	2.90	$0.25	1,480,000
200,000	4.11	$0.50	200,000
3,600,000	2.82	$0.75	3,600,000
10,000	2.08	$0.88	10,000
926,746	0.88	$1.00	1,626,746
6,437,967	1.45	$1.50	6,437,967
254,167	0.02	$2.00	254,167
200,000	6.79	$4.00	200,000
13,108,880		$1.150	13,108,880

Options:

On September 8, 2014 the Company issued 1,000,000 options to an employee to purchase shares of our common stock at $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options vest each subsequent year.  On the date of the grant, the Company valued the options at $490,714 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 7 years, expected volatility of 175.8%, risk-free rate of 2.16% and no dividend yield, and the value of the options are being expensed over the vesting period.  An expense of $30,670 was recognized for the quarter ended January 31, 2015.

A summary of the options issued as of January 31, 2015 is as follows:

	January 31, 2015
		Weighted Average Exercise Price

	Shares
Outstanding at beginning of period	1,000,000	$0.50
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	1,000,000	$0.50
Exercisable at end of period	250,000	0.50

	January 31, 2015

	Weighted Average Remaining Life	Weighted Average Exercise Price

Number of Options			Shares Exercisable

1,000,000	6.60	$0.50	250,000

1,000,000	6.60	$0.50	250,000

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

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years ended October 31,	Total

2015	$156,100
2016	$170,372
2017	$171,382
2018	$137,000
Beyond	$137,000
Total	$771,854

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

TMC’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), was a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) on a gold system called the TMC Project until February 12, 2014. On February 12, 2014, the Company, through its wholly owned subsidiary, Terra Gold Corp, acquired 100% ownership interest in the TMC Project from Raven, which is a wholly owned subsidiary of Corvus Gold Inc. (TSX:KOR, OTCQX:CORVF) for $1.8 million in cash and 200,000 shares of WMTN valued at $136,000. We are currently focused on mineral production from mineralized material at the TMC Project in the state of Alaska. The TMC Project consists of 344 Alaska state mining claims including 5 unpatented lode mining claims held under lease (subject to a 3-4% NSR royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2014 were renewed and the fees to maintain the Terra claims through 2015 were paid by the Company. The property lies approximately 200 km west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

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

In addition, our debt to BOCO Investments LLC is secured by a security interest in all of the Company’s assets and we are currently in default on these loans. BOCO has not indicated its intentions regarding its rights and remedies under the loan and security agreements with the Company, but one remedy is the ability to foreclose on all of our assets, including our primary asset, the TMC project.

These risks and uncertainties are discussed in more detail below in this item.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period:

	For the three months ended January 31,
	2015	2014	$ Variance	% Variance

Revenue	$612,070	$76,297	$535,773	87.5%
Cost of sales	368,192	65,115	303,077	82.3%
Gross profit	243,878	11,182	232,696	95.4%
Selling, general and administrative expenses	105,638	417,115	(311,477)	-74.7%
Exploration expenses	81,568	49,327	32,241	65.4%
Operating income ( loss)	56,672	(455,260)	511,932	-112.4%
Other income (expense):
Interest expense	(391,515)	(96,741)	(294,774)	-304.7%
Financing fee	-	(227,977)	227,977	100.0%
Gain(Loss) on derivative liability	536,597	-	536,597	-
Gain on settlement of forward contract	-	(349,779)	349,779	-
Total other income (expense)	145,082	(674,497)	819,579	-121.5%
Net income (loss)	$201,754	$(1,129,757)	$1,331,511	-117.9%

REVENUE

Revenue for the quarter ended January 31, 2015 increased $535,773 to $612,070 as compared to $76,297 for the quarter ended January 31, 2014. The revenue increase resulted from continued gold sales from our ability to run production through our pilot mill for approximately 60 days in the 2014 season.

COST OF SALES

Cost of sales for the quarter ended January 31, 2015 increased $303,077 to $368,192 as compared to $65,115 for the quarter ended January 31, 2014.  This increase was directly attributable to the continued gold sales from the 2014 season and should remain relatively proportional to our gold sales.

EXPENSES

Selling, general and administrative expenses for the quarter ended January 31, 2015 decreased $311,477 to $105,638 as compared to $417,115 for the year ended January 31, 2014.  Such expenses for the quarter ended January 31, 2015 and 2014 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs.  The Company actively controlled these expenses over the last quarter which resulted in the substantial decrease from the comparable prior year.  Management intends to maintain the current level of selling, general and administrative expenses through 2015.

Exploration expenses for the quarter ended January 31, 2015 increased $32,241 to $81,568 as compared to $49,327 for the quarter ended January 31, 2014. The increase in exploration expenses was due to a higher level of activity preparing for the upcoming mining season and a greater focus on proving out the pilot mill during the 2015 season.  Exploration expenses will likely increase going forward as we work to expand our claims.

NET INCOME (LOSS)

Net income for the three months ended January 31, 2015 was $201,754 as compared to a net loss of $1,129,757 for the three months ended January 31, 2014. The net income for the three months ended January 31, 2015 included $361,830 of non-cash income, including $100,000 in expenses related to the issuance of common stock for fees; loss on forward contract of $63; gain on derivative liabilities of $536,597; and other expense totaling $74,704 during the quarter ended January 31, 2015. The net loss for the quarter ended January 31, 2014 included $744,672 of non-cash expenses, including $227,977 in expenses related to the issuance of common stock for fees; $159,000 in expenses for issuance of common stock and warrants for services and expenses; gain on forward contract of $31,479; and other expense totaling $39,395 during the year ended January 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of 55,899, a working capital deficit of approximately $10,028,296.  We had a derivative liability that included warrants of $556,000 and forward contract of $250,722 as of January 31, 2015.

As of January 31, 2015, we have $4,352,115 plus accrued interest of $1,804,730 due to BOCO Investments LLC on eight secured promissory notes that are now in default.   We are currently attempting to negotiate an extension or other modification of these notes as we do not have the ability to repay the amount due.  There can be no assurance that we will be able to extend these promissory notes or renegotiate these promissory notes on terms that are favorable to the Company.  If we are not successful in negotiating an extension or other modification of these notes, the Company may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

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

OPERATING ACTIVITIES

Net cash provided by operating activities for the three months ended January 31, 2015 was $83,133. This amount was primarily related to a net income of $201,754, inventory of $232,561 accrued interest of $391,452, and accounts payable and accrued liabilities of $125,040, non-cash expenses of $361,830; offset, accounts payable related parties of $84,021; offset by decreases in accounts payable and accrued liabilities for related parties of $480,106, and prepaid expenses of $25,738. Non-cash expenses included $100,000 in expenses related to the issuance of common stock for fees; gain on derivative liability of $536,597; loss on forward contracts of $63; and other expense totaling $74,704 during the quarter ended January 31, 2015.

FINANCING ACTIVITIES

Net cash used in financing activities for the quarter ended January 31, 2015 was $50,000. This amount was primarily related to the pay down on the forward contract.

Our unaudited contractual cash obligations as of January 31, 2015 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$771,854	$156,100	$341,754	$274,000	$-
Note payable	5,583,248	5,583,248	-	-	-
Mining expenditures	2,100,000	2,100,000	-	-	-
Forward contracts	250,722	250,722	-	-	-
	$8,705,824	$8,090,070	$341,754	$274,000	$-

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit.  As of January 31, 2015, we had no uninsured cash amounts.

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

Long-Lived Assets

We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of January 31, 2015, there are no impairments recognized.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying Amount at January 31, 2015
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$250,722	$-	$250,722
Derivative Instruments -Warrants	$-	$556,000	$-	$556,000
Total	$-	$806,722	$-	$806,722

				Carrying Amount at October 31, 2014
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$300,659	$-	$300,659
Derivative Instruments -Warrants	$-	$1,092,597	$-	$1,092,597
Total	$-	$1,393,256	$-	$1,393,256

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

Income Tax/Deferred Tax

 FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operationsWestMountain Inc. has recognized deferred income tax benefits on net operating loss carry-forwards to the extent WestMountain Inc. believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the three months ended January 31, 2015.

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

b) Changes In Internal Control Over Financial Reporting

During the quarter ended January 31, 2015, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

In order to operate during the 2015 mining season, the Company will have to raise additional capital of between $500,000 and $1,000,000.  If we are unable to do so, we will potentially not be able to commence mining operations this year.

For the quarter ended January 31, 2015, we had revenues of $612,070. For the quarter ended January 31, 2014, we had revenues of $76,297.

The net income for the quarter ended January 31, 2015 was $201,754. The net income included $361,830 in non-cash income. The net loss for the quarter ended January 31, 2014 was $1,129,757. The net loss included $744,672 in non-cash expenses.

Our current operating funds are significantly less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of January 31, 2015, we had approximately $55,899 in cash.

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

As of March 18, 2015, we have $4,352,115 plus accrued interest of $2,040,974 due to BOCO Investments LLC on three secured promissory notes that are now in default.  While the Company has been attempting to negotiate an extension or other modification as we do not have the ability to repay the amount due, such negotiations have been ongoing for over a year and accordingly, there can be no assurance that we will be able extend the notes or to renegotiate the terms of these promissory notes under terms that are favorable to the Company.  We are currently incurring interest at a default interest rate of 45% per year.  If the Company is not successful at negotiating an extension or other modification, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

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

The Company is continuing to negotiate with the third lender, Snowmass Mining Co., LLC, who is owed $250,000 (payable in cash or gold), together with interest thereon from September 15, 2013.  The Company paid Snowmass the sum of $50,000 during the three months months ended January 31, 2015.

As of January 31, 2015, the value of the gold obligation to Snowmass is $250,000.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the three months ended January 31, 2015, the Company recorded additional interest expense of $63 for the change in the value of gold from October 31, 2014.

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

We may experience a substantial amount of additional dilution to our existing shareholders.

The Company’s major lender, BOCO Investments LLC, has expressed its position that the Company owes BOCO re-priced warrants in connection with amendments to the various BOCO loan agreements, which amendments were reported on Form 8-K on April 24, 2014 and June 6, 2014.  It is the Company’s position that because the conditions precedent in the amendments were not met, none of the terms of the amendment agreements are in effect, and the Company continues to be in default on the BOCO loans. There can be no assurance that the Company will prevail in its disagreement with BOCO. If we are required to re-price a number of outstanding BOCO warrants or extend expired BOCO warrants, it will cause substantial dilution to existing shareholders.

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

As of March 18, 2015, the price of gold was $1,166.90 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Our management and a major shareholder and creditor have substantial influence over our company.

As of March 18, 2015, Greg Schifrin, our CEO, either directly or indirectly, owns or controls 4.1 million shares as of the filing date or approximately 15.0% of our issued and outstanding common stock including shares beneficially owned within sixty days.

As of March 18, 2015, James Baughman, a former officer and director of the Company, either directly or indirectly, owns or controls 2,352,500 million shares as of the filing date or approximately 8.5% of our issued and outstanding common stock including shares beneficially owned within sixty days.

BOCO owns or controls 11.2 million shares as of the filing date or approximately 34.3% of our issued and outstanding common stock including shares beneficially owned within sixty days, and (i) including the potential conversion of $1,852,115 of debt that was due and payable by the Company on October 31, 2013, that as of March 18, 2015, is convertible along with accrued interest into Company common stock at a rate of $0.75 per share (ii) the potential conversion of $250,000 of Series A Convertible Preferred Stock; (iii) Promissory Notes totaling $500,000 each that were due on October 31, 2013 and December 31, 2013; (iv) and various warrants. See Notes 7 and 8 to the Company’s Financial Statements for a more detailed description of this Secured Promissory and Promissory Notes, Series A Convertible Preferred Stock and various warrants.   We are currently attempting to negotiate an extension or other modification of these notes as we do not have the ability to repay the amount due.  If the Company is not successful in negotiating an extension or other modification, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

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

Our audited financial statements for the period October 31, 2014 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  In addition, among other factors, as of January 31, 2015, we reported a net operating loss of over $20 million.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We started exploring our properties in the summer of 2011.  While we have continued to explore the TMC project and have done limited mining during the summer months since then, we do not yet have sufficient information about the project to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company just acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have revenues of $1,749,874 as of the date of this Form 10-Q.  TMC itself has only been in existence since March 25, 2010.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 18, 2015 there were approximately 41 million shares of common stock and warrants issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

Date: March 23, 2015	WESTMOUNTAIN GOLD, INC.
(Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James W. Creamer III
James W. Creamer III
Chief Financial Officer
(Principal Financial Officer)