Form 10-Q/A
period 2015-01-31
WESTMOUNTAIN GOLD, INC.
filed 2015-06-01
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment to WestMountain Gold, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2015, filed with the Securities and Exchange Commission on March 23, 2015 (the “Form 10-Q”), is solely to furnish a response to Item 4 that was inadvertently omitted in the Form 10-Q as filed.

This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q other than as set forth above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended January 31, 2015, the TMC project was in production (although the mine was not in operation during such quarter because the mine is not operated in winter) and as such, we were subject to regulation by MSHA under the Mine Act.

The Terra project had no health and safety violations, orders or citations under the Federal Mine Safety and Health Act of 1977, during the quarter ended January 31, 2015  and the Company had no injuries or fatalities.

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

Date: May 29, 2015	WESTMOUNTAIN GOLD, INC.
(Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James W. Creamer III
James W. Creamer III
Chief Financial Officer
(Principal Financial Officer)