Form 10-Q
period 2015-04-30
WESTMOUNTAIN GOLD, INC.
filed 2015-06-16
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended April 30, 2015

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

The number of shares of common stock, $.001 par value, issued and outstanding as of June 10, 2015: 61,403,604 shares.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Balance Sheets
	April 30, 2015	October 31, 2014
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$29,691	$22,766
Prepaid expenses	32,007	8,932
Inventory	34,227	459,461
Total current assets	95,925	491,159

Equipment, net	352,496	440,562

Other Assets
Contractual rights	1,000,000	900,000
Mining claims	1,946,458	1,946,458
Security deposits	9,303	5,225
Total Assets	$3,404,182	$3,783,404

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,305,580	$1,444,060
Accounts payable - related parties	665,202	670,106
Accrued expenses	231,358	263,354
Accrued interest	2,308,316	1,538,176
Forward contract	250,665	300,659
Derivative liability - warrants	329,250	1,092,597
Promissory notes	5,583,248	5,583,248
Total current liabilities	10,673,619	10,892,200

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value; 987,900 shares authorized, 0 shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively	-	-
Preferred Series A Convertible Stock, $0.10 par value; 12,100 shares authorized, issued and outstanding at April 30, 2015 and October 31, 2014, respectively	1,210	1,210
Common stock, $0.001 par value; 200,000,000 shares authorized, 27,592,164 and 27,296,403 shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively	27,592	27,296
Additional paid in capital	13,361,390	13,163,655
Accumulated deficit - stock dividends	(97,190)	(60,500)
Accumulated deficit	(20,562,439)	(20,240,457)
Total stockholders' deficit	(7,269,437)	(7,108,796)
Total Liabilities and Stockholders' Deficit	$3,404,182	$3,783,404

See notes to consolidated financial statements.

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Revenue:
Sales	$119,725	$127,953	$731,795	$204,250
Total revenue	119,725	127,953	731,795	204,250

Cost of sales	69,146	71,660	437,339	136,775
Total cost of sales	69,146	71,660	437,339	136,775

Gross profit	50,579	56,293	294,456	67,475

Operating Expenses
Selling, general and administrative expenses	112,628	312,468	218,266	729,581
Exploration expenses	309,807	21,282	391,374	70,610
Total operating expenses	422,435	333,750	609,640	800,191

Loss from operations	(371,856)	(277,457)	(315,184)	(732,716)

Other income/(expense)
Interest income	-	11	-	11
Interest expense	(378,630)	(569,535)	(770,145)	(666,277)
Financing fee	-	(261)	-	(228,238)
Gain(Loss) on change - derivative liability warrants	226,750	254,250	763,347	254,250
Gain(Loss) on settlement of forward contract	-	-	-	(349,779)

Total other income/(expense)	(151,880)	(315,535)	(6,798)	(990,033)

Net loss before income taxes	(523,736)	(592,992)	(321,982)	(1,722,749)
Income tax expense (benefit)	-	-	-	-
Net loss	$(523,736)	$(592,992)	$(321,982)	$(1,722,749)

Basic net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.07)
Diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.07)
Basic weighted average common shares outstanding	27,592,164	25,660,593	$27,537,838	25,376,403
Diluted weighted average common shares outstanding	27,592,164	25,660,593	27,537,838	25,376,403

See notes to consolidated financial statements.

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Statement of Cash Flows (unaudited)

	Six months ended
	April 30,
	2015	2014
Cash flows from operating activities
Net loss	$(321,982)	$(1,722,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,065	78,790
Stock option expense	61,340	-
Issuance of common stock for fees	-	227,977
Issuance of common stock and warrants for services and expenses	-	347,275
(Gain) Loss on forward contract	6	94,080
Loss on settlement of forward contract	-	349,779
(Gain) Loss on derivative liability	(763,347)	(254,250)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(27,151)	(3,506)
Inventory	425,234	12,752
Other assets	-	3,200
Accrued interest	770,140	424,110
Accounts payable and accrued liabilities	(70,476)	(137,420)
Accounts payable and accrued liabilities - related parties	(4,904)	297,494
Net cash provided by (used in) operating activities	156,925	(282,468)

Cash flows from investing activities:
Cash used in merger	-	(1,800,000)
Contractual rights	(100,000)	-
Net cash (used in) investing activities	(100,000)	(1,800,000)

Cash flows from financing activities:
Proceeds from promissory notes	-	2,000,000
Forward contract	(50,000)	-
Repayment of debenture notes	-	(100,000)
Proceeds from the issuance of common stock	-	100,153
Net cash (used in) provided by financing activities	(50,000)	2,000,153

Net increase (decrease) in cash and cash equivalents	6,925	(82,315)
Cash and cash equivalents, beginning of period	22,766	82,376
Cash and cash equivalents, end of period	$29,691	$61

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$100,000	$75,000
Common stock and warrants issued for mining claims	$-	$136,000
Common stock and warrants issued for settlement of forward contract	$-	$264,920
Preferred stock dividend	$36,690	$-

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

As of April 30, 2015, the Company had eight secured promissory notes with BOCO Investments, LLC, and has recorded $4,352,115 in principal plus $2,161,097 in accrued interest. The Company is in default on the promissory notes (but see Note 10, Subsequent Events).  We do not currently have the ability to repay the amount due.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WMTN and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods April 30, 2015 and 2014 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2015.

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

Foreign Currency Translation

The consolidated financial statements are presented in US dollars. There have been no transactions denominated in foreign currencies.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of April 30, 2015, the Company had no uninsured cash amounts.

Equipment

Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3 -5 years.

Metal and Other Inventory

Inventories were $34,227 and $459,461 as of April 30, 2015 and October 31, 2014, respectively. Inventories include doré. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of April 30, 2015, there are no impairments recognized.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying Amount at April 30, 2015
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$250,665	$-	$250,665
Derivative Instruments -Warrants	$-	$329,250	$-	$329,250
Total	$-	$579,915	$-	$579,915

				Carrying Amount at October 31, 2014
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$300,659	$-	$300,659
Derivative Instruments -Warrants	$-	$1,092,597	$-	$1,092,597
Total	$-	$1,393,256	$-	$1,393,256

Market price and estimated fair value of common stock used to measure the Derivative Instruments-Warrants at April 30, 2015 and October 31, 2014:

	April 30, 2015	October 31, 2014

Market price and estimated fair value of common stock:	$0.16	$0.48
Exercise price	$0.13	$0.38
Expected term (years)	3.00	3.50
Dividend yield	-	-
Expected volatility	148.2%	174.2%
Risk-free interest rate	0.91%	1.62%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at April 30, 2015 and October 31, 2014 based upon the short-term nature of the assets and liabilities.

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

These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  In addition, since the warrants do not have a fixed number of shares, they are accounted for outside of equity.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

During the quarter ended April 30, 2015, the Company recognized $226,750 of other income resulting from the decrease in the fair value of the warrant liability at April 30, 2015, as the value changed from the prior quarter.

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

The Company is continuing to negotiate with the third lender, Snowmass Mining Co., LLC, who is owed $250,000 (payable in cash or gold), together with interest thereon from September 15, 2013.  The Company has paid Snowmass the sum of $50,000 during the six months ended April 30, 2015.

As of April 30, 2015, the value of the gold obligation to Snowmass is $250,000.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the three months ended April 30, 2015, the Company recorded additional interest expense of $57 for the change in the value of gold from April 30, 2014.

During the twelve months ended October 31, 2014, the Company entered into a forward sales agreement for 48.563 oz. of gold bullion at $1,305 per oz. The Company has delivered 48 oz, of the gold bullion and recorded the fair value of the remaining 0.563 oz. of gold as a forward contract in the amount of $665. The spot price of gold was $1182.40 on April 30, 2015.

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

NOTE 4. AGREEMENTS

Exploration, Development and Mine Operating Agreements

Joint Venture Agreement

On September 15, 2010, WMTN and its wholly owned subsidiary, TGC, and Raven signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”) pertaining to the TMC Project. WMTN made payments of cash and stock to Raven pursuant to the JV Agreement during its term.

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

The Amended Lease Agreement, which incorporates the Lease dated March 22, 2005 and the September 27, 2010 Consent between Ben Porterfield and AngloGold Ashanti (USA) Exploration Inc., has a term of ten years, which can be extended for an additional ten years with thirty days written notice. The Amended Lease Agreement defines terms and conditions and requires the following minimum royalties:

●	Payment of $100,000 annually on March 22, 2011 (paid).
●	Payment of $100,000 annually on March 22, 2012 (paid), 2013 (paid), (2014) paid, through March 22, 2015.
●	2015 payment of $100,000 due on March 22, 2015 was made on May 1, 2015.
●	Payment of $125,000 annually beginning March 22, 2016 through the termination of the Amended Claims Agreement.

The Company can terminate the Amended Lease Agreement with the payment of $875,000, less $75,000 paid during the years 2006-2011.   The payment may be paid over three annual payments.

TMC has paid in total $500,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $0.50 per share. Mr. Porterfield is to receive 200 tons of Bens Vein materials over the next two years. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of April 30, 2015, the Company has capitalized $850,000 related to this Claims Agreement.

The Amended Claims Agreement, which incorporates the Lease dated March 22, 2005, provides for a production royalty of 4% of the net smelter return for all minerals produced or sold. The Company may repurchase 1% of the production royalty right for $1,000,000 and an additional 1% for $3,000,000.

The failure to operate in accordance with the Amended Claims or Lease Agreements could result in the Lease being terminated.  On May 1, 2015, the Company paid the $100,000 payment to Ben Porterfield that was due on March 22, 2015.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives	April 30, 2015	October 31, 2014

Mining and other equipment	3-5 years	$842,487	$842,487
Less: accumulated depreciation		(489,991)	(401,925)
		$352,496	$440,562

Depreciation expense for the six months ended April 30, 2015 and 2014 was $88,065 and $78,790, respectively. Depreciation expense for the three months ended April 30, 2015 and 2014 was $44,033 and $38,986, respectively.

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

The Company has four full-time and part-time employees. The Company shares offices with Minex Exploration LLP (“Minex”), an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex contractors for exploration and development of the Alaska property. The Company has recorded accounts payable and accrued payable for related party of $665,202 and $670,106 as of April 30, 2015 and October 31, 2014, respectively.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015, Minex converted the full $671,870 due to 5,598,917 shares of the Company’s common stock. (See Note 10)

Secured Promissory and Promissory Notes with BOCO

From time to time, the Company entered into promissory notes and other agreements with BOCO related to loans from BOCO to the Company.  The current status of BOCO loans to the Company and their terms are described in Note 7, Promissory Notes.

Promissory Notes with Silver Verde May Mining Company, Inc.

On April 30, 2012 the Company entered into Promissory Note Documents with Silver Verde May Mining Company Inc. (“SVM”), a party related to an existing shareholder and a Director of the Company. Under the Promissory Note Documents, the Company issued Convertible Promissory Notes (“SVM Notes”) in the principal amounts totaling $85,000. The Notes were due November 6, 2012 and provide for interest at 5% payable in arrears. The SVM Notes are convertible into common stock at $1.00 per share. In addition, the Company issued 42,500 shares of restricted common stock to SVM in connection with the issuance of the SVM Notes that was expensed to interest at $1.00 per share or $42,500 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to July 31, 2013. As of April 30, 2015, the principal and accrued interest due on the notes is $37,886.  As of October 31, 2014, the Company has repaid $53,867 to SVM. On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Note extending the due date to October 31, 2014.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015, Silver Verde May converted the full $37,950 in principal and interest into 316,250 shares of the Company’s common stock. (See Note 10)

NOTE 7. PROMISSORY NOTES

As of April 30, 2015 and October 31, 2014, the Company has the following promissory notes outstanding:

	April 30, 2015	October 31, 2014

BOCO September 17, 2012 Promissory Note	$1,852,115	$1,852,115
BOCO May 14, 2013 Promissory Note	500,000	500,000
BOCO June 27, 2013 Promissory Note	500,000	500,000
BOCO December 31, 2013 Promissory Note	1,000,000	1,000,000
BOCO May 23, 2014 Promissory Note	100,000	100,000
BOCO June 2, 2104 Promissory Note	200,000	200,000
BOCO June 9, 2014 Promissory Note	100,000	100,000
BOCO June 30, 2014 Promissory Note	100,000	100,000
Dessi December17, 2013 Promissory Note	1,000,000	1,000,000
Andres Promissory Notes	200,000	200,000
Silver Verde May Promissory Notes	31,133	31,133
Total	$5,583,248	$5,583,248

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

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (the “September 2012 Note”) in the principal amount of $1,852,115. The September 2012 Note was due July 31, 2013 and provided for interest at 18% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO. The September 2012 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note. In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at $1.50 unless the Company elects to do a future offering at a lower price. The Warrant expires September 30, 2017. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.  As of April 30, 2015, the principal and accrued interest due on the note is $2,662,885.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2017, so it is no longer in default.  The Warrant was exercised at $0.05 per share (See Note 10).

Promissory Note with BOCO dated May 14, 2013

In May 2013, the Company entered into a Promissory Note, a Security Agreement and warrants to Purchase Stock Agreement and a Loan Agreement (collectively the “May 2013 Transaction Documents”) with BOCO. Under the May 2013 Transaction Documents, the Company issued a Promissory Note (the “May 2013 Note”) to BOCO in the principal amount of $500,000.  The May 2013 Note was due October 31, 2013 and provides for interest at 15%, payable in arrears. The May 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance.  As of April 30, 2015, the principal and accrued interest due on the note is $873,151. At April 30, 2015, this note was in default. The default interest rate in effect is 45% at April 30, 2015.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015 so it is no longer in default.  The Warrant was exercised at $0.05 per share (See Note 10).

Promissory Note with BOCO dated June 27, 2013

On June 27, 2013, the Company entered into a Promissory Note, a Security Agreement and a Loan Agreement with BOCO. On June 27, 2013, the Company entered into a Warrant to Purchase Stock Agreement with BOCO related to this financing. All Agreements and the Warrant are the (“June 2013 Transaction Documents”).

Under the June 2013 Transaction Documents, the Company issued a Promissory Note (“June 2013 Note”) in the principal amount of $500,000. The June 2013 Note was due December 31, 2013 and provides for interest at 15%, payable in arrears. The June 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the June 2013 Note.  As of April 30, 2015, the principal and accrued interest due on the note is $837,603.  At April 30, 2015, this note was in default. The default interest rate in effect is 45% at April 30, 2015.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2016, so it is no longer in default.  The Warrant was exercised at $0.05 per share (See Note 10).

Promissory Note with BOCO dated December 31, 2013

On December 31, 2013, the Company signed a Promissory Note with BOCO for an aggregate loan amount of $1,000,000 (the “BOCO Bridge Loan”). Repayment of the BOCO Bridge Loan is due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full.  As of April 30, 2015, the principal and accrued interest due on the note is $1,466,657.  At April 30, 2015, this note currently was in default.  The default interest rate in effect is 45% at April 30, 2015. $800,000 of the proceeds from this loan were used for the acquisition of 100% interest in the TMC project from Raven Gold Alaska, Inc.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2016, so it is no longer in default (See Note 10).

Promissory Note with BOCO dated May 23, 2014

On May 23, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. At April 30, 2015, this note currently was in default.  The default interest rate in effect is 45% at April 30, 2015. As of April 30, 2015, the principal and accrued interest due on the note is $135,208.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015, so it is no longer in default (See Note 10).

Promissory Note with BOCO dated June 2, 2014

On June 2, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $200,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. At April 30, 2015, this note currently was in default.  The default interest rate in effect is 45% at April 30, 2015. As of April 30, 2015, the principal and accrued interest due on the note is $269,583.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015, so it is no longer in default (See Note 10).

Promissory Note with BOCO dated June 9, 2014

On June 9, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014. At April 30, 2015, this note currently was in default.  The default interest rate in effect is 45% at April 30, 2015. As of April 30, 2015, the principal and accrued interest due on the note is $134,500.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015, so it is no longer in default (See Note 10).

Promissory Note with BOCO dated June 30, 2014

On June 9, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014.  At April 30, 2015, this note currently was in default.  The default interest rate in effect is 45% at April 30, 2015. As of April 30, 2015, the principal and accrued interest due on the note is $133,625.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015, so it is no longer in default (See Note 10).

Promissory Note with Giuseppe Dessi dated December 17, 2013

On December 17, 2013, the Company signed a Promissory Note with an accredited investor, Giuseppe Dessi, for an aggregate loan amount of $1,000,000 (the “Dessi Bridge Loan”). Repayment of the Dessi Bridge Loan was due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full.  As of April 30, 2015, the principal and accrued interest due on the note is $1,109,370.  All of the proceeds from this loan were used to acquire 100% interest in the TMC project from Raven Gold Alaska, Inc.

On May 1, 2015 Guiseppe Dessi and the Company executed an agreement extending the Dessi Bridge Loan note which extends it to December 16, 2016.  This note is no longer in default (See Note 10)

Andres Unsecured Promissory Notes in default

On March 21, 2012 the Company entered into Promissory Note Documents with Fabin Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note to each of Fabin Andres and Bill Andres in the principal amount of $100,000 and $100,000, respectively (“the Andres Notes”). The Andres Notes were due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to October 31, 2013. As of April 30, 2015 the principal and accrued interest due on the Notes is $231,096.  On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Notes extending the due date to October 31, 2014.  We are currently in negotiations with the lender to extend the note.

NOTE 8. EQUITY TRANSACTIONS

During the six months ended April 30, 2015, the Company had no sales of unregistered equity securities.

A summary of the warrants issued and outstanding as of April 30, 2015 is as follows (also see Note 10):

	April 30, 2015
		Weighted Average Exercise Price

	Shares
Outstanding as of October 31, 2014	13,108,880	$1.150
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,769,101)	1.425
Outstanding as of April 30, 2015	11,339,779	$1.107
Exercisable as of April 30, 2015	11,339,779

	April 30, 2015
	Weighted Average Remaining Life	Weighted Average Exercise Price

Number of Warrants			Shares Exercisable

1,480,000	2.66	$0.25	1,480,000
200,000	3.86	$0.50	200,000
3,600,000	2.57	$0.75	3,600,000
10,000	1.83	$0.88	10,000
406,746	1.69	$1.00	406,746
5,443,033	1.47	$1.50	5,443,033
200,000	6.55	$4.00	200,000
11,339,779		$1.107	11,339,779

Options:

On September 8, 2014 the Company issued 1,000,000 options to an employee to purchase shares of our common stock at $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options vest each subsequent year.  On the date of the grant, the Company valued the options at $490,714 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 7 years, expected volatility of 175.8%, risk-free rate of 2.16% and no dividend yield, and the value of the options are being expensed over the vesting period.  An expense of $30,670 was recognized for the quarter ended April 30, 2015 and an option expense of $61,340 was recognized for the six-months ended April 30, 2015.

A summary of the options issued and outstanding as of April 30, 2015 is as follows:

	April 30, 2015
		Weighted Average Exercise Price

	Shares
Outstanding as of October 31, 2014	1,000,000	$0.50
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of April 30, 2015	1,000,000	$0.50
Exercisable as of April 30, 2015	250,000	0.50

	April 30, 2015
	Weighted Average Remaining Life	Weighted Average Exercise Price

Number of Options			Shares Exercisable

1,000,000	6.60	$0.50	250,000

1,000,000	6.60	$0.50	250,000

NOTE 9. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin, which was assumed by WMTN as a result of the acquisition of TMC in February 2011. Under the terms of the agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin is eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin is also eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days’ notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he is to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation (but see Note 10).

On November 1, 2013, the Company signed an Employment Agreement with Loni Knepper, and on January 6, 2014, she was appointed Chief Financial Officer.  Under the terms of the agreement, Ms. Knepper’s salary was $105,000 per year and was eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  In addition, Ms. Knepper was granted 50,000 shares of common stock on November 14, 2013 which was valued at $1.00 per shares and was expensed as stock compensation.  (See Note 8)  On May 23, 2014 Ms. Knepper tendered notice of her resignation to the Company, effective May 26, 2014.

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

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years ended October 31,	Total

2015	$132,775
2016	$170,372
2017	$171,382
2018	$137,000
Beyond	$137,000
Total	$748,529

NOTE 10.  SUBSEQUENT EVENTS

On May 1, 2015 Guiseppe Dessi executed an extension to a $1,000,000 Promissory Note that had matured on December 16, 2014 and was in default.   The note will now mature on December 16, 2016 and is no longer in default (See Note 7)

On May 1, 2015, the Company paid the $100,000 payment to Ben Porterfield that was due on March 22, 2015 under the Amended Claims Agreement.  The Company issued a $100,000 promissory note to BOCO that pays an annual rate of 8% and matures on October 1, 2015 to pay for the 2015 payment to Ben Porterfield.

On May 26, 2015, the Company received from BOCO the fully executed Loan and Note Modification Agreement dated as of May 15, 2015 (the “Loan Modification Agreement”) between the Company, its directors, BOCO, and two other creditors of the Company. The Loan Modification Agreement modifies all outstanding Loan Agreements, Security Agreements and related Promissory Notes between the Company and BOCO  (collectively, the “Loan Documents”) that were previously in default and extends the repayment and maturity dates of the debt as follows:

  $100,000 plus interest is due and payable on October 1, 2015;
  Approximately $700,000 plus interest shall be due and payable to BOCO on November 15, 2015;
  Approximately $1,500,000 plus interest shall be due and payable to BOCO on November 15, 2016;
  The remaining principal amount of approximately $1,852,115 plus interest shall be due and payable to BOCO on November 15, 2017.

As part of the Loan Modification Agreement, BOCO agreed to convert $2,221,159 in unpaid interest, plus principal of $300,000 into shares of the Company’s common stock at a price per share of $0.12. Such conversion was effected on May 26, 2015 and the Company issued 21,009,658 shares of its common stock as a result of such conversion.

As consideration for the loan modification, the Company agreed to the issuance of warrants to purchase two million shares of the Company’s common stock for $0.01 per share, and to the extension and re-pricing of additional warrants to purchase 4,886,615 shares at $0.05 per share. BOCO agreed to exercise 6,886,615 warrants as a provision of the Loan Modification Agreement; the warrants were exercised on May 27, 2015 and proceeds of $264,331 paid to the Company.

As part of the Loan Modification Agreement, the Company and a related party vendor, Minex Exploration, agreed to convert payables of $ 671,870 into shares of the Company’s common stock at a price per share of $0.12. A related party creditor, Silver Verde May Mining Company, also agreed to convert its debt of $37,950 into shares of the Company’s common stock at the same price per share. Such conversions were effected on May 26, 2015 and the Company issued 5,598,917 shares of its common stock to Minex and 316,250 to Silver Verde.

The Loan Modification Agreement also noted that the due date for a loan in the principal amount of $1,000,000 to Giuseppe Dessi that was previously in default had been extended to December 14, 2016.

The Loan Modification Agreement also provides for: (i) the waiver by Greg Schifrin, CEO of the Company, of all rights and benefits under his employment agreement with the Company; (ii) a seat on the board of the Company for an appointee of BOCO as well as board observation rights; (iii) lock-up agreements on the stock held by board members and BOCO; (iv) loan covenants and oversight rights; and (v) a new credit facility by BOCO of $150,000 to provide for 2015 mining camp expenses.

The Company had previously entered into loan modification agreements with BOCO in April and June of 2014 but did not meet the conditions set forth in those agreements and the loans with BOCO have therefore been in default since October 2013.

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

In addition, our debt to BOCO Investments LLC is secured by a security interest in all of the Company’s assets and we are currently in default on these loans. BOCO has not indicated its intentions regarding its rights and remedies under the loan and security agreements with the Company, but one remedy is the ability to foreclose on all of our assets, including our primary asset, the TMC project. (See Note 10)

These risks and uncertainties are discussed in more detail below in this item.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

THREE MONTHS ENDED APRIL 30, 2015 COMPARED TO THREE MONTHS ENDED APRIL 30, 2014

	For the three months ended April 30,
	2015	2014	$ Variance	% Variance

Revenue	$119,725	$127,953	$(8,228)	-6.9%
Cost of sales	69,146	71,660	(2,514)	-3.6%
Gross profit	50,579	56,293	(5,714)	-11.3%
Selling, general and administrative expenses	112,628	312,468	(199,840)	-64.0%
Exploration expenses	309,807	21,282	288,525	93.1%
Operating loss	(371,856)	(277,457)	(94,399)	34.0%
Other income (expense):
Interest expense	(378,630)	(569,524)	190,894	-50.4%
Financing fee	-	(261)	261	100.0%
Gain (Loss) on derivative liability	226,750	254,250	(27,500)	-12.1%
Total other income (expense)	(151,880)	(315,535)	163,655	-51.9%
Net loss	$(523,736)	$(592,992)	$69,256	-11.7%

REVENUE

Revenue for the quarter ended April 30, 2015 decreased $8,228 to $119,725 as compared to $127,953 for the quarter ended April 30, 2014. Revenues for both periods reflect the processing and sale of residual gold from the season.  To generate cash, the Company also sold most of its gold and silver inventories. Unless and until the Company is able to operate the mine on a year round basis, the quarters ending April 30th will generally have minimal revenue.

COST OF SALES

Cost of sales for the quarter ended April 30, 2015 decreased $2,514 to $69,146 as compared to $71,660 for the quarter ended April 30, 2014.  Cost of sales in relation to revenues was abnormally high during the quarter ended April 30, 2015 due to a higher percentage of silver sales as the Company drew down its inventories to raise cash.

EXPENSES

Selling, general and administrative expenses for the quarter ended April 30, 2015 decreased $199,840 to $112,628 as compared to $312,468 for the quarter ended April 30, 2014. Such expenses for the quarter ended April 30, 2015 and 2014 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs. The Company actively controlled these expenses over the last quarter which resulted in the substantial decrease from the comparable prior year. Management intends to actively control selling, general and administrative expenses through 2015.

Exploration expenses for the quarter ended April 30, 2015 increased $288,525 to $309,807 as compared to $21,282 for the quarter ended April 30, 2014. Exploration expenses will likely increase going forward as we work to expand our claims.

NET INCOME (LOSS)

Net loss for the three months ended April 30, 2015 was $523,736 as compared to a net loss of $592,992 for the three months ended April 30, 2014. The net loss for the three months ended April 30, 2015 included a gross profit of $50,579, exploration expenses of $309,807, consulting and professional fees of $40,614, payroll and benefits of $120,509, company insurance of $20,719, interest expense of $378,631 and gain on the change in value of the derivative of $226,750.

SIX MONTHS ENDED APRIL 30, 2015 COMPARED TO SIX MONTHS ENDED APRIL 30, 2014

	For the six months ended April 30,
	2015	2014	$ Variance	% Variance

Revenue	$731,795	$204,250	$527,545	72.1%
Cost of sales	437,339	136,775	300,564	68.7%
Gross profit	294,456	67,475	226,981	77.1%
Selling, general and administrative expenses	218,266	729,581	(511,315)	-70.1%
Exploration expenses	391,374	70,610	320,764	82.0%
Operating loss	(315,184)	(732,716)	417,532	-57.0%
Other income (expense):
Interest expense	(770,145)	(666,277)	(103,868)	13.5%
Financing fee	-	(228,238)	228,238	100.0%
Loss on derivative liability	763,347	254,250	509,097	66.7%
Loss on settlement of forward contract	-	(349,779)	349,779	100.0%
Total other expense	(6,798)	(990,044)	983,246	-99.3%
Net loss	$(321,982)	$(1,722,760)	$1,400,778	-81.3%

REVENUE

Revenue for the six months ended April 30, 2015 increased $527,545 to $731,795 as compared to $204,250 for the six months ended April 30, 2014. The revenue increase resulted from continued gold sales in the first quarter from production through our pilot mill during the 2014 season.

COST OF SALES

Cost of sales for the six months ended April 30, 2015 increased $300,564 to $437,339 as compared to $136,775 for the six months ended April 30, 2014.  This increase was directly attributable to the continued gold sales from the 2014 season and should remain relatively proportional to our gold sales.

EXPENSES

Selling, general and administrative expenses for the six months ended April 30, 2015 decreased $511,315 to $218,266 as compared to $729,581 for the six months ended April 30, 2014. Such expenses for the six months ended April 30, 2015 and 2014 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs. The Company actively controlled these expenses over the last quarter which resulted in the substantial decrease from the comparable prior year. Management intends to actively control selling, general and administrative expenses through 2015.

Exploration expenses for the six months ended April 30, 2015 increased $320,764 to $391,374 as compared to $70,610 for the six months ended April 30, 2014. Exploration expenses will likely increase going forward as we work to expand our claims.

NET INCOME (LOSS)

Net loss for the six months ended April 30, 2015 was $321,982 as compared to a net loss of $1,722,749 for the six months ended April 30, 2014. The net loss for the six months ended April 30, 2015 included a gross profit of $294,456, exploration expenses of $391,374, consulting and professional fees of $95,157, payroll and benefits of $264,199, company insurance of $45,771, interest expense of $770,145 and gain on the change in value of the derivative of $763,347.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $29,691, a working capital deficit of approximately $10,577,694.  We had a derivative liability that included warrants of $329,250 and forward contract of $250,665 as of April 30, 2015.

As of April 30, 2015, we had $4,352,115 plus accrued interest of $2,161,097 due to BOCO Investments LLC on eight secured promissory notes that were in default.   The Company has subsequently entered into a Loan Modification Agreement with BOCO (see Note 10 to the financial statements).

We have budgeted expenditures for the TMC project for the next twelve months of approximately $2,100,000, which is dependent on some additional financing and cash flow generated from mining activities, for general and administrative expenses and exploration.

Although we are beginning to produce revenue which is providing capital and liquidity for the Company, we will need to continue raising capital through the issuance of equity or debt to fund our growth.  WMTN plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

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

Expenditures	$	Amount
Drilling costs		$250,000
Camp and labor costs		500,000
Claims payments		100,000
Mining and milling		500,000
Underground portal		475,000
Property payments		275,000
Total mining		$2,100,000

OPERATING ACTIVITIES

Net cash provided by operating activities for the six months ended April 30, 2015 was $156,925. This amount was primarily related to change in inventory of $425,234, accrued interest of $770,140; offset by the net loss of $321,982, decreases in accounts payable and accrued liabilities for related parties of $4,904, accounts payable and accrued liabilities of $70,476; prepaid expenses of $27,151 and non-cash expenses of $513,936. Non-cash expenses included gain on derivative liability of $763,347; loss on forward contracts of $6; stock option expense of $61,340 and other expense totaling $88,065 during the six months ended April 30, 2015.

INVESTING ACTIVITIES

There was $100,000 used in investing activities during the six months ended April 30, 2015 related to payment to Ben Porterfield for contractual rights. There was $1,800,000 cash paid for the purchase of the balance of the interest in the TMC Project during the six months ended April 30, 2014.

FINANCING ACTIVITIES

Net cash used in financing activities for the six months ended April 30, 2015 was $50,000. This amount was primarily related to the pay down on the forward contract.

Our unaudited contractual cash obligations as of April 30, 2015 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$748,529	$132,775	$478,754	$137,000	$-
Note payable	5,583,248	5,583,248	-	-	-
Mining expenditures	2,100,000	2,100,000	-	-	-
Forward contracts	250,665	250,665	-	-	-
	$8,682,442	$8,066,688	$478,754	$137,000	$-

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

Cash and Cash Equivalents

We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe it is not exposed to any significant risk for cash on deposit.  As of April 30, 2015, we had no uninsured cash amounts.

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

Long-Lived Assets

We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of April 30, 2015, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities

TMC operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material.

We expect to record reclamation bond as a liability in the period in which we are obligated to pay a reclamation bond. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in reclamation bond. The balance of the reclamation bond for the State of Alaska Department of Natural Resources was $0 as of April 30, 2015.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying Amount at April 30, 2015
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$250,665	$-	$250,665
Derivative Instruments -Warrants	$-	$329,250	$-	$329,250
Total	$-	$579,915	$-	$579,915

				Carrying Amount at October 31, 2014
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$300,659	$-	$300,659
Derivative Instruments -Warrants	$-	$1,092,597	$-	$1,092,597
Total	$-	$1,393,256	$-	$1,393,256

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

Income Tax/Deferred Tax

 FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations WestMountain Gold Inc. has recognized deferred income tax benefits on net operating loss carry-forwards to the extent WestMountain Gold Inc. believes it will be able to utilize them in future tax filings. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the six months ended April 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are not exposed to interest rate risks. We do not trade in hedging instruments or "other than trading" instruments and is not exposed to interest rate risks. On May 26, 2015, we restructured all of our existing debt with BOCO Investments, LLC and all of our debt is currently at a fixed rate; therefore, we do not trade in hedging instruments or "other than trading" instruments and is not exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

Commodity Price Risk

We are exposed to commodity price risks based on our Forward Exchange Agreements dated March 20, 2013 and as we produce gold throughout the mining season, we will sell it incrementally at the prevailing spot price of gold. Because we do not hedge, large fluctuations in the spot price of gold would have an effect on our revenue; therefore, we believe that the impact of a 10% increase or decline in gold prices would be material to our financial condition and results of operations.

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

b) Changes In Internal Control Over Financial Reporting

During the quarter ended April 30, 2015, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

For the quarter ended April 30, 2015, we had revenues of $119,725. For the quarter ended April 30, 2014, we had revenues of $127,953.

The net loss for the quarter ended April 30, 2015 was $523,736. The net loss included $513,936 in non-cash income. The net loss for the quarter ended April 30, 2014 was $592,992. The net loss included $843,651 in non-cash expenses.

Our current operating funds are significantly less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of April 30, 2015, we had approximately $29,691 in cash.

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

As of April 30, 2015, the value of the gold obligation to Snowmass is $250,000. The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the three months ended April 30, 2015, the Company recorded additional interest expense of $7 for the change in the value of gold from October 31, 2014.

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

As of April 30, 2015, the price of gold was $1,182.40 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Our management and a major shareholder and creditor have substantial influence over our company.

As of April 30, 2015, Greg Schifrin, our CEO, either directly or indirectly, owns or controls 4.1 million shares as of the filing date or approximately 15.0% of our issued and outstanding common stock including shares beneficially owned within sixty days.

As of April 30, 2015, James Baughman, a former officer and director of the Company, either directly or indirectly, owns or controls 2,352,500 million shares as of the filing date or approximately 8.5% of our issued and outstanding common stock including shares beneficially owned within sixty days.

As of April 30, 2015, BOCO owns or controls 11.2 million shares as of the filing date or approximately 34.3% of our issued and outstanding common stock including shares beneficially owned within sixty days, and (i) including the potential conversion of $1,852,115 of debt that was due and payable by the Company on October 31, 2013, that as of April 30, 2015, is convertible along with accrued interest into Company common stock at a rate of $0.75 per share (subject to re-pricing provisions in the note); (ii) the potential conversion of $250,000 of Series A Convertible Preferred Stock; (iii) Promissory Notes totaling $500,000 each that were due on October 31, 2013 and December 31, 2013; (iv) and various warrants. See Notes 7 and 8 to the Company’s Financial Statements for a more detailed description of this Secured Promissory and Promissory Notes, Series A Convertible Preferred Stock and various warrants, as well as Note 10 (Subsequent Events) regarding additional issuances of shares to BOCO since April 30, 2015.

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

Our audited financial statements for the period October 31, 2014 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  In addition, among other factors, as of April 30, 2015, we reported a net operating loss of over $20 million.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We started exploring our properties in the summer of 2011.  While we have continued to explore the TMC project and have done limited mining during the summer months since then, we do not yet have sufficient information about the project to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company just acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have revenues of $1,869,599 as of the date of this Form 10-Q.  TMC itself has only been in existence since March 25, 2010.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of April 30, 2015 there were approximately 41 million shares of common stock and warrants issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended April 30, 2015, the TMC project was in production (although the mine was not in operation during such quarter because the mine is not operated in winter) and as such, we were subject to regulation by MSHA under the Mine Act.

The Terra project had no health and safety violations, orders or citations under the Federal Mine Safety and Health Act of 1977, during the quarter ended April 30, 2015 and the Company had no injuries or fatalities.

ITEM 5. OTHER INFORMATION

This item is not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (Previously filed with Form SB-2 Registration Statement, January 2, 2008 (in the case of the Articles of Incorporation, as amended per the 8-K filed on Oct. 12, 2010).
3.2	Articles of Amendment dated February 28, 2013 (Attached as an exhibit to the Company’s Form 8-K dated March 8, 2013 and filed with the SEC on March 12, 2013).
3.3	Bylaws (Previously filed with Form SB-2 Registration Statement, January 2, 2008 (in the case of the Articles of Incorporation, as amended per the 8-K filed on Oct. 12, 2010).
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (Attached as an exhibit to the Company’s Form 8-K dated December 3, 2013 and filed with the SEC on December 6, 2013).
4.1	WestMountain Gold, Inc. 2012 Stock Incentive Plan (Filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 31, 2013, and hereby incorporated by reference).
10.1	Amended Porterfield Lease dated February 18, 2011 by and between Terra Gold Corp and Ben Porterfield (Attached as an Exhibit to the Company’s Form 10-K dated October 31, 2011 and filed with the SEC on December 20, 2011).
10.2	Amended and Restated Revolving Credit Loan and Security Agreement dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).
10.3	Amended and Restated Secured Convertible Promissory Note dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).
10.4	Loan Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
10.5	Promissory Note dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
10.6	Security Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
10.7	Warrant for the Purchase of Common Stock dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
10.8	Loan Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
10.9	Promissory Note dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
10.10	Security Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
10.11	Warrant for the Purchase of Common Stock dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
10.12	First Amendment to Amended and Restated Secured Convertible Promissory Note dated August 1, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. Attached as an exhibit to the Company’s Form 8-K dated August 29, 2013 and filed with the SEC on August 30, 2013.
10.13	Form of Warrant for the Purchase of Preferred Stock. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.14	Form of Warrant for the Purchase of Common Stock (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.15	Form of Subscription Agreement for the Purchase of Preferred Stock (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.16	2186 S. Holly Commercial Lease Agreement signed September 3, 2012 by and between James Baughman and 2186 S. Holly LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.17	Commercial Lease Amendment II signed June 5, 2013 by and between WestMountain Index Advisor, Inc. and Waterfront Property Management LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.18	Commercial Lease April 1, 2011 by and between WestMountain Index Advisor, Inc. and Waterfront Property Management LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.19	Secured Promissory Note between WestMountain Gold, Inc. and BOCO dated February 14, 2014 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
10.20	Letter Agreement between Raven Gold Alaska, Inc. and Terra Gold Corporation dated February 12, 2014 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
10.21	Convertible Promissory Note between WestMountain Gold, Inc. and Dessi dated December 17, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
10.22	Purchase Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
10.23	Registration Rights Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20,2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
10.24	Separation and Full Release of Claims Agreement between WestMountain Gold, Inc. and Mark Scott dated November 15, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
10.25	Loan and Note Modification Agreement between WestMountain Gold, Inc and BOCO Investments, LLC dated April 15, 2014 (Attached as an exhibit to the Company's Form 8-K dated April 23, 2014 and file with the SEC on April 24, 2014)
10.26	Amendment to Loan and Note Modification Agreement dated May 27, 2014 between WestMountain Gold, Inc. and BOCO Investments, LLC (Attached as an exhibit to the Company's Form 8-K dated June 2, 2014 and filed with the SEC on June 6, 2014)
10.27	Employment Agreement between WestMountain Gold, Inc. and James W. Creamer III effective September 8, 2014, executed and formally excepted on September 15, 2014 (Attached as an exhibit to the Company's Form 8-K dated September 15, 2014 and filed with the SEC on September 19, 2014)
10.28	Loan and Note Modification Agreement by and among WestMountain Gold, Inc, BOCO Investments, LLC, Minex Exploration, Slver Verde May Mining Co., Dale L. Rasmussen and Michael Lavigne (Attached as an exhibit to the Company's Form 8-K dated May 26, 2015 and filed with the SEC on June 1, 2015)
14.1	Code of Conduct & Ethics dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
21.1	Subsidiaries (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 and 32.2	Section 906 Certifications.
99.1	Audit Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
99.2	Compensation Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
99.3	Nominations and Governance Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 15, 2015	WESTMOUNTAIN GOLD, INC.
(Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James W. Creamer III
James W. Creamer III
Chief Financial Officer
(Principal Financial Officer)