Form 10-Q
period 2015-07-31
WESTMOUNTAIN GOLD, INC.
filed 2015-09-21
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended July 31, 2015

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

The number of shares of common stock, $.001 par value, issued and outstanding as of September 17, 2015: 61,650,537 shares.

FORM 10-Q

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Balance Sheets

	July 31, 2015	October 31, 2014

ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$79,143	$22,766
Prepaid expenses	23,017	8,932
Inventory	249,972	459,461
Total current assets	352,132	491,159

Equipment, net	353,242	440,562

Other Assets
Prepaid royalties	910,529	900,000
Mining claims	1,946,458	1,946,458
Security deposits	10,618	5,225
Asset retirement cost	34,118	-
Total Assets	$3,607,097	$3,783,404
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,125,014	$1,444,060
Accounts payable - related parties	-	670,106
Accrued expenses	212,056	263,354
Accrued interest	231,584	1,538,176
Forward contract	250,612	300,659
Derivative liability	503,210	1,092,597
Line of credit - related parties ($150,000 facility)	58,380	-
Promissory notes	1,000,000	5,583,248
Total current liabilities	3,380,856	10,892,200

Long-Term Liabilities
Promissory notes, net of discounts of $516,495	3,835,620	-
Asset retirement obligation	34,118	-
Total liabilities	7,250,594	10,892,200

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value; 987,900 shares authorized, 0 shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	-	-
Preferred Series A Convertible Stock, $0.10 par value; 12,100 shares authorized, issued and outstanding at July 31, 2015 and October 31, 2014	1,210	1,210
Common stock, $0.001 par value; 200,000,000 shares authorized, 61,650,537 and 27,296,403 shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	61,651	27,296
Additional paid in capital	17,799,410	13,163,655
Accumulated deficit - stock dividends	(127,440)	(60,500)
Accumulated deficit	(21,378,328)	(20,240,457)
Total stockholders' deficit	(3,643,497)	(7,108,796)
Total Liabilities and Stockholders' Deficit	$3,607,097	$3,783,404

See notes to consolidated financial statements.

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014

Revenue:
Sales, net	$277,959	$157,726	$1,009,504	$361,975
Total revenue	277,959	157,726	1,009,504	361,975

Cost of sales	163,555	88,392	765,375	171,703
Total cost of sales	163,555	88,392	765,375	171,703

Gross profit	114,404	69,334	244,129	190,272

Operating Expenses
Selling, general and administrative expenses	326,078	350,998	770,986	1,204,653
Total operating expenses	326,078	350,998	770,986	1,204,653

Loss from operations	(211,674)	(281,664)	(526,857)	(1,014,381)

Other income/(expense)
Interest income	-	3	-	14
Interest expense	(196,755)	(148,265)	(966,901)	(814,541)
Financing fee	-	-	-	(228,238)
Gain(Loss) on change - derivative liability	(407,460)	446,319	355,887	700,569
Gain(Loss) on settlement of forward contract	-	-	-	(349,779)
Total other income/(expense)	(604,215)	298,057	(611,014)	(691,975)

Net loss before income taxes	(815,889)	16,393	(1,137,871)	(1,706,356)
Income tax expense (benefit)	-	-	-	-
Net loss	$(815,889)	$16,393	$(1,137,871)	$(1,706,356)

Basic net loss per share	$(0.01)	$0.00	$(0.03)	$(0.07)
Diluted net loss per share	$(0.01)	$0.00	$(0.03)	$(0.07)
Basic weighted average common shares outstanding	55,943,003	25,936,997	37,110,275	25,565,504
Diluted weighted average common shares outstanding	55,943,003	27,381,818	37,110,275	25,565,504

See notes to consolidated financial statements.

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Statement of Cash Flows

	Nine months ended July 31,

	2015	2014

Cash flows from operating activities
Net loss	$(1,137,871)	$(1,706,356)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Depreciation and amortization	135,566	117,997
Amortization of debt discount	45,568	-
Stock option expense	218,970	-
Issuance of common stock for fees	-	227,977
Issuance of common stock and warrants for services and expenses	-	347,275
(Gain) Loss on forward contract	(47)	93,944
Loss on settlement of forward contract	-	348,721
(Gain) Loss on derivative liability	(355,887)	(700,569)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(14,085)	(16,250)
Inventory	209,489	(186,471)
Other assets	84,078	25
Accrued interest	921,380	685,995
Accounts payable and accrued liabilities	(370,343)	(231,631)
Accounts payable and accrued liabilities - related parties	95,094	380,512
Net cash provided by (used in) operating activities	(166,088)	(638,831)
Cash flows from investing activities:
Capital expenditures	(48,246)	-
Cash used in merger	-	(1,800,000)
Prepaid royalties	(100,000)	(100,000)
Net cash (used in) investing activities	(148,246)	(1,900,000)
Cash flows from financing activities:
Proceeds from promissory notes	100,000	2,500,000
Forward contract	(50,000)	-
Proceeds from warrants exercised	264,331	-
Repayment of debenture notes	-	(100,000)
Proceeds from line of credit	58,380	-
Proceeds from the issuance of common stock	-	100,153
Net cash provided by financing activities	372,711	2,500,153

Net increase (decrease) in cash and cash equivalents	56,377	(38,678)
Cash and cash equivalents, beginning of period	22,766	82,376
Cash and cash equivalents, end of period	$79,143	$43,698

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$765,201	$233,841
Common stock and warrants issued for mining claims	$-	$136,000
Common stock and warrants issued for settlement of forward contract	$-	$264,920
Preferred stock dividend	$66,940	$-
Issuance of common stock for convertible debentures and interest	$2,559,105	$-
Issuance of common stock related to the exercise of warrants	$233,500	$-
Asset retirement obligation	$34,118	$-
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

Over the course of the last two years, the Company was in default on all of its outstanding debt, including approximately $4.3 million of debt to BOCO Investments, our largest creditor. These notes carried a default interest rate of 45%, which over the past two years has accrued to an additional $2.2 million.  In early 2015, the Company engaged BOCO and our other creditors to restructure our debt in a way that the Company expects will allow us to execute our business plan and to repay our debts over a reasonable amount of time.

On May 26, 2015, the Company received from BOCO the fully executed Loan and Note Modification Agreement dated as of May 15, 2015 (the “Loan Modification Agreement”) between the Company, its directors, BOCO, and two other creditors of the Company. The Loan Modification Agreement modified all outstanding Loan Agreements, Security Agreements and related Promissory Notes between the Company and BOCO  (collectively, the “Loan Documents”) that were previously in default and extended the repayment and maturity dates over the course of a three year period in addition to lowering the annual interest rate on all BOCO notes to 8%.

As part of the Loan Modification Agreement, BOCO agreed to convert $2,221,159 in unpaid interest, plus principal of $300,000 into shares of the Company’s common stock at a price per share of $0.12. Such conversion was effected on May 26, 2015 and the Company issued 21,009,658 shares of its common stock as a result of such conversion.

As of July 31, 2015, the Company had six secured promissory notes with BOCO Investments, LLC, and has recorded $4,052,115 in principal plus $68,433 in accrued interest.

The Company’s principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt.  WMTN plans to raise funds for each step of the TMC Project and as each step is successfully completed, raise the capital for the next phase, which the Company believes is the most cost effective way to raise the necessary capital. WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within the Company’s control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

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

NOTE 2.  GOING CONCERN

The Condensed Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because of its history of net losses and capital and liquidity deficiencies.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to successfully execute the plans to pursue the TMC Project as described in this Form 10-Q. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WMTN and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods July 31, 2015 and 2014 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2015.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

These consolidated financial statements include the Company’s consolidated financial position, results of operations, and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Equipment

Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the relevant asset, generally 2 -5 years.

Metal and Other Inventory

Inventories were $249,972 and $440,562 as of July 31, 2015 and October 31, 2014, respectively. Inventories may include ore stockpiles (in process inventory), doré and gold bullion. All of the inventory at July 31, 2015 was represented by ore stockpiles and all of the inventory at October 31, 2014 was represented by doré and gold bullion.  All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of July 31, 2015, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities

The Company operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more than 50,000 cubic yards of material. The Company’s asset retirement obligation (“ARO”), consisting of estimated future mine reclamation and closure costs, may increase or decrease significantly in the future as a result of changes in regulations, mine plans, estimates, or other factors. The Company’s ARO is recognized as a liability at fair value in the period incurred. An ARO, which is initially estimated based on discounted cash flow estimates, is accreted to full value over time through charges to accretion expense. Resultant ARO cost assets are depreciated on a units-of-production method over the related long-lived asset’s useful life. The Company’s ARO is adjusted annually, or more frequently at interim periods if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs. The Company recorded the asset retirement obligation in fiscal year 2015.  Management believes any prior year obligations were immaterial.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying Amount at July 31, 2015
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$250,612	$-	$250,612
Derivative Instruments	$-	$503,210	$-	$503,210
Total	$-	$753,822	$-	$753,822

				Carrying Amount at October 31, 2014
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$300,659	$-	$300,659
Derivative Instruments	$-	$1,092,597	$-	$1,092,597
Total	$-	$1,393,256	$-	$1,393,256

Market price and estimated fair value of common stock used to measure the Derivative Instruments-Warrants at May 15, 2015 and October 31, 2014:

	May 15, 2015	October 31, 2014

Market price and estimated fair value of common stock:	$0.12	$0.48
Exercise price	$0.05	$0.38
Expected term (years)	2.75	3.50
Dividend yield	-	-
Expected volatility	143.01%	174.2%
Risk-free interest rate	1.06%	1.62%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The Company has entered into certain financial instruments and contracts, such as convertible note financing arrangements that contained embedded derivative features. Because the economic characteristics and risks of the equity-linked conversion options were not clearly and closely related to a debt-type host, the conversion features required classification and measurement as derivative financial instruments. The convertible note financing arrangements were carried as derivative liabilities, at fair value, in the financial statements until their conversion into common stock. The Company estimated the fair value of the embedded derivative features in the convertible notes by using probability weighted scenarios on the conversion price with a Black Scholes model.  The loss recognized for these embedded derivatives during the three months ended July 31, 2015 was $503,210.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at July 31, 2015 and October 31, 2014 based upon the short-term nature of the assets and liabilities.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the Derivative Instruments – Warrants were repriced to $0.05 per share and were exercised into 2,500,000 common shares for $125,000.

During the quarter ended July 31, 2015, the Company recognized $95,750 of other income resulting from the decrease in the fair value of the warrant liability at May 15, 2015, as the value changed from the prior quarter and before they were exercised.

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

The Company is continuing to negotiate with the third lender, Snowmass Mining Co., LLC, who is owed $250,000 (payable in cash or gold), together with interest thereon from September 15, 2013.  The Company has paid Snowmass the sum of $50,000 during the nine months ended July 31, 2015.

As of July 31, 2015, the value of the gold obligation to Snowmass is $250,000.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the three months ended July 31, 2015, the Company recorded additional interest expense of $53 for the change in the value of gold from April 30, 2015.

During the twelve months ended October 31, 2014, the Company entered into a forward sales agreement for 48.563 oz. of gold bullion at $1,305 per oz. The Company has delivered 48 oz, of the gold bullion and recorded the fair value of the remaining 0.563 oz. of gold as a forward contract in the amount of $667. The spot price of gold was $1088.40 on July 31, 2015.

Revenue Recognition:  Revenue is recognized net of royalties, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The passing of title to the customer is based on the terms of the sales contract and the actual sale of gold bullion. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of July 31, 2015, the Company potentially dilutive securities include (i) warrants for the purchase of 3,986,497 common shares; (ii) 16,267,625 common shares related to convertible promissory notes; (iii) 605,000 common shares related to the conversion of Series A Convertible Preferred Stock; and (iv) options for the purchase of 1,000,000 common shares. All of these securities have been excluded because they would be anti-dilutive under our current financial situation.

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to estimates of mineral resources that are the basis for future cash flow estimates utilized in impairment calculations; estimates of recoverable gold in stockpiles; the useful lives of long-lived assets; environmental reclamation and closure costs; and estimates of fair value for asset impairments, financial instruments, and stock based compensation and other equity transactions. The Company bases its estimates on historical experience and various assumptions that are believed to be reasonable at the time the estimate is made. Accordingly, actual results may differ from amounts estimated in these Consolidated Financial Statements and such differences could be material.

Reclassifications

Certain reclassifications have been made to the prior period Consolidated Financial Statements to conform to the current period presentation. These reclassifications had no effect on previously reported assets, liabilities, net cash flows or net loss.

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

The Amended Lease Agreement, which incorporates the Lease dated March 22, 2005 and the September 27, 2010 Consent between Ben Porterfield and AngloGold Ashanti (USA) Exploration Inc., has a term of ten years, which can be extended for an additional ten years with thirty days written notice. The Amended Lease Agreement defines terms and conditions and requires the following minimum advance royalties:

●	Payment of $100,000 annually on March 22, 2011 (paid).

●	Payment of $100,000 annually on March 22, 2012 (paid), 2013 (paid), 2014 (paid), through March 22, 2015 (paid).

●	2015 payment of $100,000 due on March 22, 2015 was made on May 1, 2015.

●	Payment of $125,000 annually beginning March 22, 2016 through the termination of the Amended Claims Agreement.

The Company can terminate the Amended Lease Agreement with the payment of $875,000, less $75,000 paid during the years 2006-2011.   The payment may be paid over three annual payments.

TMC has paid in total $500,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $0.50 per share. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of July 31, 2015, the Company has capitalized $850,000 related to this Claims Agreement.

The Amended Claims Agreement, which incorporates the Lease dated March 22, 2005, provides for a production royalty of 4% of the net smelter return for all minerals produced or sold.  The amounts due under this royalty will be offset by any advance royalties that have been paid by the Company.  The Company may repurchase 1% of the production royalty right for $1,000,000 and an additional 1% for $3,000,000.

The failure to operate in accordance with the Amended Claims or Lease Agreements could result in the Lease being terminated.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives	July 31, 2015	October 31, 2014

Mining and other equipment	2-5 years	$890,734	$842,487
Less: accumulated depreciation		(537,492)	(401,925)
		$353,242	$440,562

Depreciation expense for the nine months ended July 31, 2015 and 2014 was $135,567 and $117,997 respectively. Depreciation expense for the three months ended July 31, 2015 and 2014 was $47,501 and $39,206, respectively.

NOTE 6. CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS

Related Party Transactions

The Company has four full-time and part-time employees. The Company shares offices with Minex Exploration LLP (“Minex”), an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex contractors for exploration and development of the Alaska property. The Company has recorded accounts payable and accrued payable for related party of $-0- and $670,106 as of July 31, 2015 and October 31, 2014, respectively.  Cash payments of $73,409 and $102,890 were made to Minex for services for the three-months and nine-months ended July 31, 2015 respectively.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015, Minex converted the full past due payable of $665,201 due into 5,543,350 shares of the Company’s common stock.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015, Silver Verde May converted the full remaining balance of $37,950 in principal and interest into 316,250 shares of the Company’s common stock.

NOTE 7. PROMISSORY NOTES

On May 26, 2015, the Company received from BOCO the fully executed Loan and Note Modification Agreement dated as of May 15, 2015 (the “Loan Modification Agreement”) between the Company, its directors, BOCO, and two other creditors of the Company. The Loan Modification Agreement modified all outstanding Loan Agreements, Security Agreements and related Promissory Notes between the Company and BOCO  (collectively, the “Loan Documents”) that were previously in default and extended the repayment and maturity dates of the debt as follows:

   $100,000 plus interest is due and payable on October 1, 2015;
   Approximately $700,000 plus interest shall be due and payable to BOCO on November 15, 2015;
   Approximately $1,500,000 plus interest shall be due and payable to BOCO on November 15, 2016;
   The remaining principal amount of approximately $1,852,115 plus interest shall be due and payable to BOCO on November 15, 2017.

As part of the Loan Modification Agreement, BOCO agreed to convert $2,221,159 in unpaid interest, plus principal of $300,000 into shares of the Company’s common stock at a price per share of $0.12. Such conversion was effected on May 26, 2015 and the Company issued 21,009,658 shares of its common stock as a result of such conversion (See Note 8).

As consideration for the loan modification, the Company agreed to the issuance of warrants to purchase two million shares of the Company’s common stock for $0.01 per share, and to the extension and re-pricing of additional warrants to purchase 4,886,615 shares at $0.05 per share. BOCO agreed to exercise 6,886,615 warrants as a provision of the Loan Modification Agreement; the warrants were exercised on May 27, 2015 and proceeds of $264,331 paid to the Company (See Note 8).

As part of the Loan Modification Agreement, the Company and a related party vendor, Minex Exploration, agreed to convert payables of $665,202 into shares of the Company’s common stock at a price per share of $0.12. A related party creditor, Silver Verde May Mining Company, also agreed to convert its debt of $37,950 into shares of the Company’s common stock at the same price per share. Such conversions were effected on May 26, 2015 and the Company issued 5,543,350 shares of its common stock to Minex and 316,250 to Silver Verde (See Note 8).

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

The Company had previously entered into loan modification agreements with BOCO in April and June of 2014 but did not meet the conditions set forth in those agreements and the loans with BOCO were therefore in default from October 2013 to May 26, 2015, the date of that the Loan Modification Agreement was executed.

As of July 31, 2015 and October 31, 2014, the Company has the following promissory notes outstanding:

	July 31, 2015	October 31, 2014

BOCO September 17, 2012 Promissory Note	$1,852,115	$1,852,115
BOCO May 14, 2013 Promissory Note	500,000	500,000
BOCO June 27, 2013 Promissory Note	500,000	500,000
BOCO December 31, 2013 Promissory Note	1,000,000	1,000,000
BOCO May 23, 2014 Promissory Note	100,000	100,000
BOCO June 2, 2014 Promissory Note	-	200,000
BOCO June 9, 2014 Promissory Note	100,000	100,000
BOCO June 30, 2014 Promissory Note	-	100,000
BOCO May 1, 2015 Promissory Note	100,000
BOCO May 15, 2015 Promissory Note	58,380
Dessi December 17, 2013 Promissory Note	1,000,000	1,000,000
Andres Promissory Notes	200,000	200,000
Silver Verde May Promissory Notes	-	31,133
Total	$5,410,495	$5,583,248

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

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (the “September 2012 Note”) in the principal amount of $1,852,115. The September 2012 Note was due July 31, 2013 and provided for interest at 18% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO.  Although the effective conversion rate on the Note is now $0.12 due to the events of the Loan and Note Modification Agreement dated May 15, 2015, this conversion feature continues to be an embedded derivative and the Company has accounted for the derivative liability accordingly (see Note 3). The September 2012 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note. In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at $1.50 unless the Company elects to do a future offering at a lower price. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.  As of July 31, 2015, the principal and accrued interest due on the note is $1,883,373.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2017, so it is no longer in default. The Warrant was repriced and exercised at $0.05 per share.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015 so it is no longer in default.  The Warrant was repriced and exercised at $0.05 per share.

Promissory Note with BOCO dated June 27, 2013

On June 27, 2013, the Company entered into a Promissory Note, a Security Agreement and a Loan Agreement with BOCO. On June 27, 2013, the Company entered into a Warrant to Purchase Stock Agreement with BOCO related to this financing. All Agreements and the Warrant are the (“June 2013 Transaction Documents”).

Under the June 2013 Transaction Documents, the Company issued a Promissory Note (“June 2013 Note”) in the principal amount of $500,000. The June 2013 Note was due December 31, 2013 and provides for interest at 15%, payable in arrears. The June 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the June 2013 Note.  As of July 31, 2015, the principal and accrued interest due on the note is $508,438.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2016, so it is no longer in default. The Warrant was repriced and exercised at $0.05 per share.

Promissory Note with BOCO dated December 31, 2013

On December 31, 2013, the Company signed a Promissory Note with BOCO for an aggregate loan amount of $1,000,000 (the “BOCO Bridge Loan”). Repayment of the BOCO Bridge Loan was originally due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full with a default rate of 45%.  $800,000 of the proceeds from this loan were used for the acquisition of 100% interest in the TMC project from Raven Gold Alaska, Inc.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2016, so it is no longer in default.

Promissory Note with BOCO dated May 23, 2014

On May 23, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014 and the default rate was 45% per annum.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015, so it is no longer in default.

Promissory Note with BOCO dated June 2, 2014

On June 2, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $200,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014 with a default rate of 45% per annum.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015, so it is no longer in default.

Promissory Note with BOCO dated June 9, 2014

On June 9, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014 with a default rate of 45% per annum.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015, so it is no longer in default.

Promissory Note with BOCO dated June 30, 2014

On June 9, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014 with a default rate of 45% per annum.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015, so it is no longer in default.

Promissory Note with BOCO dated May 1, 2015

On May 1, 2015, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full.  Repayment of the note and accrued interest is due October 1, 2015.

The Note and accrued interest are convertible into common stock at the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO.  Although the effective conversion rate on the Note is now $0.12 due to the events of the Loan and Note Modification Agreement dated May 15, 2015, this conversion feature continues to be an embedded derivative and the Company has accounted for the derivative liability accordingly (see Note 3).

Secured Promissory Note with BOCO dated May 15, 2015

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the Company entered into a Secured Line of Credit Promissory Note with BOCO the allows the Company to draw up to $150,000 for approved expenses related to the 2015 mining season.  The note bears interest at 8% per annum on all outstanding balances until paid in full.  Repayment of any outstanding balance on the note and accrued interest is due October 1, 2015.  On July 31, 2015 the outstanding balance on the note was $58,380.

Promissory Note with Giuseppe Dessi dated December 17, 2013

On December 17, 2013, the Company signed a Promissory Note with an accredited investor, Giuseppe Dessi, for an aggregate loan amount of $1,000,000 (the “Dessi Bridge Loan”). Repayment of the Dessi Bridge Loan was due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full.  All of the proceeds from this loan were used to acquire 100% interest in the TMC project from Raven Gold Alaska, Inc.  On May 1, 2015 Guiseppe Dessi and the Company executed an agreement extending the Dessi Bridge Loan note which extends it to December 16, 2016. This note is no longer in default.

Andres Unsecured Promissory Notes

On March 21, 2012 the Company entered into Promissory Note Documents with Fabian Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note to each of Fabian Andres and Bill Andres in the principal amount of $100,000 and $100,000, respectively (“the Andres Notes”). The Andres Notes were due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to October 31, 2013. On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Notes extending the due date to October 31, 2014 and subsequently entered into the Third Amendment to Convertible Promissory Note extending the note to October 31, 2015.  These notes are no longer in default.  As of July 31, 2015 the principal and accrued interest due on the Notes is $233,616.

The table below summarizes the Company’s future note maturities as of July 31, 2015:

Year Ended October 31,	Notes Maturing
2015	358,380
2016	700,000
2017	2,500,000
2018	1,852,115
5,410,495

NOTE 8. EQUITY TRANSACTIONS

On May 26, 2015, the Company received from BOCO the fully executed Loan and Note Modification Agreement dated as of May 15, 2015 (the “Loan Modification Agreement”) between the Company, its directors, BOCO, and two other creditors of the Company. The Loan Modification Agreement modified all outstanding Loan Agreements, Security Agreements and related Promissory Notes between the Company and BOCO  (collectively, the “Loan Documents”) that were previously in default and extended the repayment and maturity dates through November 2017 (See Note 7).

As part of the Loan Modification Agreement, BOCO agreed to convert $2,221,159 in unpaid interest, plus principal of $300,000 into shares of the Company’s common stock at a price per share of $0.12. Such conversion was effected on May 26, 2015 and the Company issued 21,009,658 shares of its common stock as a result of such conversion. The Company determined that the estimated fair value of the stock issued approximated the value of the liabilities extinguished and no gain or loss was recorded.

As consideration for the loan modification, the Company agreed to the issuance of warrants to purchase two million shares of the Company’s common stock for $0.01 per share, and to the extension and re-pricing of additional warrants to purchase 4,886,615 shares at $0.05 per share. BOCO agreed to exercise 6,886,615 warrants as a provision of the Loan Modification Agreement; the warrants were exercised on May 27, 2015 and proceeds of $264,331 paid to the Company. The difference between the value of the warrants exercised and the fair value of $0.12 per share for the stock issued was calculated and booked as a discount to the corresponding notes and is being amortized over the life of the notes.

As part of the Loan Modification Agreement, the Company and a related party vendor, Minex Exploration, agreed to convert payables of $665,202 into shares of the Company’s common stock at a price per share of $0.12. A related party creditor, Silver Verde May Mining Company, also agreed to convert its debt of $37,950 into shares of the Company’s common stock at the same price per share. Such conversions were effected on May 26, 2015 and the Company issued 5,543,350 shares of its common stock to Minex and 316,250 to Silver Verde.

Series A Convertible Preferred Stock:

In August 2013, to Company issued 12,100 shares of Series A Convertible Preferred Stock to three accredited investors at $50.00 per share.  The shares have a 10% annual dividend, payable semi-annually in cash or common stock at the Company’s option, and each share is convertible into common stock at $1.00 per share.

To date, the Company has opted to issue common stock for the preferred dividends and issued 302,500 shares and 398,261 common shares for the three months and nine months ended July 31, 2015 respectively for these dividends.

A summary of the warrants issued and outstanding as of July 31, 2015 is as follows:

	July 31, 2015
		Weighted Average Exercise Price

	Shares
Outstanding at beginning of period	13,108,880	$1.150
Issued	-	-
Exercised	(6,886,615)	0.038
Forfeited	-	-
Expired	(2,235,768)	1.441
Outstanding at end of period	3,986,497	$1.310
Exercisable at end of period	3,986,497

	July 31, 2015
	Weighted Average Remaining Life	Weighted Average Exercise Price

Number of Warrants			Shares Exercisable

230,000	3.67	$0.25	230,000
200,000	3.61	$0.50	200,000
78,000	5.73	$0.75	78,000
10,000	1.58	$0.88	10,000
406,746	1.44	$1.00	406,746
3,061,751	0.49	$1.50	3,061,751
3,986,497	1.03	$1.310	3,986,497

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

Under the terms the employment contract, the change of control that occurred on May 26, 2015 would have caused these options to vest immediately, but the Company negotiated an agreement with the employee to cancel the existing options and reissue new options to purchase shares under new terms.

On July 6, 2015, the Company cancelled the existing options and issued 1,000,000 options to an employee to purchase shares of our common stock at $0.12 per share for a period of approximately 6.25 years.  500,000 of the options vested immediately and 250,000 options vest on each of September 8, 2015 and September 8, 2016. The transaction was treated as a modification of the terms to the initial grant. In accordance with ASC 718 the incremental fair value of the new options was calculated and compared to the current fair value of the original grant using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 6.25 years, expected volatility of 148.3%, risk-free rate of 2.00% and no dividend yield. The incremental value of $6,849 is being expensed over the remaining vesting period of the options in addition to the expense schedule of the existing options, which was adjusted for the new vesting schedule.  The company recognized $157,629 in option expense for the quarter ended July 31, 2015.

A summary of the options issued and outstanding as of July 31, 2015 is as follows:

	July 31, 2015
		Weighted Average Exercise Price

	Shares
Outstanding at beginning of period	1,000,000	$0.50
Issued	1,000,000	0.12
Exercised	-	-
Forfeited	1,000,000	0.50
Expired	-	-
Outstanding at end of period	1,000,000	$0.12
Exercisable at end of period	500,000	0.12

	July 31, 2015

	Weighted Average Remaining Life	Weighted Average Exercise Price

Number of Options			Shares Exercisable

1,000,000	6.10	$0.12	500,000

1,000,000	6.10	$0.12	500,000

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

The Loan Modification Agreement with BOCO dated as of May 15, 2015 provides for the waiver by Greg Schifrin, CEO of the Company, of all rights and benefits under his employment agreement with the Company

On November 1, 2013, the Company signed an Employment Agreement with Loni Knepper, and on January 6, 2014, she was appointed Chief Financial Officer.  Under the terms of the agreement, Ms. Knepper’s salary was $105,000 per year and was eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  In addition, Ms. Knepper was granted 50,000 shares of common stock on November 14, 2013 which was valued at $1.00 per shares and was expensed as stock compensation.  On May 23, 2014 Ms. Knepper tendered notice of her resignation to the Company, effective May 26, 2014.

On September 15, 2014, the Company signed an Employment Agreement with James W. Creamer III and appointed him as Chief Financial Officer.  Under the terms of the agreement, Mr. Creamer’s salary will be $96,000 per year and he is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Mr. Creamer was also granted 1,000,000 options to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment.  However, the terms of the options were subsequently modified by the Company on July 6, 2015 (See Note 8).

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years ended October 31,	Total

2016	$45,372
2017	$46,382
2018	$12,000
2019	$12,000
Total	$115,754

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

The wholly owned subsidiary of Terra Mining Corporation (“TMC”), Terra Gold Corporation (“TGC”), was a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) on a gold system called the TMC Project until February 12, 2014. On February 12, 2014, the Company, through its wholly owned subsidiary, Terra Gold Corp, acquired 100% ownership interest in the TMC Project from Raven, which is a wholly owned subsidiary of Corvus Gold Inc. (TSX:KOR, OTCQX:CORVF) for $1.8 million in cash and 200,000 shares of WMTN valued at $136,000. We are currently focused on mineral production from mineralized material at the TMC Project in the state of Alaska. The TMC Project consists of 344 Alaska state mining claims including 5 unpatented lode mining claims held under lease (subject to a 3-4% NSR royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of gold vein occurrences. All government permits and reclamation plans for continued exploration through 2015 were renewed and the fees to maintain the Terra claims through 2015 were paid by the Company. The property lies approximately 200 km west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure. The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

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

We have budgeted the following expenditures for the next twelve months of approximately $2,200,000, depending on additional financing, for general and administrative expenses, mining and exploration to implement the business plan as described above.  Approximately $1.1 million of these budgeted expenditures are for mining and exploration expenses and the other $1.1 million are for corporate general and administrative expenses.

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

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to the volatility of the price of gold, our need for additional financing, our resource estimates, operating as a going concern, unique difficulties and uncertainties in mining exploration ventures, and a volatile market price for our common stock.

In addition, our debt to BOCO Investments LLC is secured by a security interest in all of the Company’s assets. Should the Company return to a default situation on its notes in the future, BOCO would have a number of remedies it could utilize under the loan and security agreements with the Company, including the ability to foreclose on all of our assets, including our primary asset, the TMC project.

These risks and uncertainties are discussed in more detail below in this item.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2015 AND JULY 31, 2014

REVENUE

Revenue for the quarter ended July 31, 2015 increased $120,233 to $277,959 as compared to $157,726 for the quarter ended July 31, 2014. Revenues reflect the processing and sale of residual gold during the two quarters represented.  For the quarter ended July 31, 2015 we recorded revenue net of royalties due, which had been prepaid but not yet recognized. The Company was able to start milling operations and production earlier in the season than the prior year in an effort to substantially increase production and revenue through our pilot mill activities in the 2015 season.  While we were able to produce and sell gold in the third quarter, the vast majority of our gold production and gold sales through our pilot mill for the 2015 season will be recognized in the fourth quarter.

COST OF SALES AND EXPENSES

The Cost of Sales and Expenses, for three month periods presented, have been reclassified to better reflect the operations of the Company. The mining operations for all periods reported were determined to be a direct result of mining ore and not exploration in nature.

Cost of sales for the quarter ended July 31, 2015 increased $75,163 to $163,555 as compared to $88,392 for the quarter ended July 31, 2014.  This increase is directly attributable to the growth in revenues from increased production for the current period.

Selling, general and administrative expenses for the quarter ended July 31, 2015 decreased $24,920 to $326,078 as compared to $350,998 for the quarter ended July 31, 2014.  Management has been very active in controlling expenses and has been able to slightly decrease selling, general and administrative expenses despite increase in production and sales.

NET INCOME (LOSS)

Net loss for the three months ended July 31, 2015 was $815,889 as compared to net income of $16,393 for the three months ended July 31, 2014. This difference was largely due to a significant swing in the non-cash expense related to the valuation of the Company’s derivative liability along with slightly higher interest expense for the quarter.  Management anticipates that interest expense will likely be dramatically reduced going forward because of the significantly lower interest rate on the majority of the Company’s debt due to the new terms under the Loan and Note Modification Agreement dated May 15, 2015.

FOR THE NINE MONTHS ENDED JULY 31, 2015 AND JULY 31, 2014

REVENUE

Revenue for the nine months ended July 31, 2015 increased $647,529 to $1,009,504 as compared to $361,975 for the nine months ended July 31, 2014. The revenue increase was a result of carried over sales in the first quarter from the 2014 season and increased production and gold sales during the third quarter from production through our pilot mill during the 2015 season.

COST OF SALES AND EXPENSES

The Cost of Sales and Expenses, for the nine month periods presented, have been reclassified to better reflect the operations of the Company. The mining operations for all periods were determined to be a direct result of mining ore and not exploration in nature.

Cost of sales for the nine months ended July 31, 2015 increased $593,672 to $765,375 as compared to $171,703 for the nine months ended July 31, 2014.  This increase was directly attributable to the continued gold sales from the 2015 season and should remain relatively proportional to our volume of production and gold sales.

Selling, general and administrative expenses for the nine months ended July 31, 2015 decreased $433,667 to $770,986 as compared to $1,204,653 for the nine months ended July 31, 2014.  Such expenses for the nine months ended July 31, 2015 and 2014 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, professional and consulting fees, legal, and other general and administrative costs.  Management continues to actively control Company expenses and has been able to do so even while increasing revenues.

NET INCOME (LOSS)

Net loss for the nine months ended July 31, 2015 was $1,137,871 as compared to a net loss of $1,706,356 for the nine months ended July 31, 2014. The net loss for the nine months ended July 31, 2015 included a gross profit of $244,129, consulting and professional fees of $118,672, payroll and benefits of $567,942, company insurance of $37,795, interest expense of $966,901 and gain on the change in value of the derivative of $355,887. Management anticipates that interest expense will likely be dramatically reduced going forward because of the significantly lower interest rate on the majority of the Company’s debt due to the new terms under the Loan and Note Modification Agreement dated May 15, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $79,143, a working capital deficit of approximately $3,028,724. We had a forward contract of $250,612, derivative liabilities of $503,210 and promissory notes, line of credit, and associated interest in the amount of $1,289,964 as of July 31, 2015.

Over the course of the last two years, the Company became in default on all of its outstanding debt, including approximately $4.3 million of debt to BOCO Investments, our largest creditor.  These notes carried a default interest rate of 45%, which over the past two years has accrued to an additional $2.2 million.  In early 2015, the Company engaged BOCO and our other creditors to restructure our debt in a way that allows us to execute our business plan and puts us on a path to repay our debts over a reasonable amount of time.

On May 26, 2015, the Company received from BOCO the fully executed Loan and Note Modification Agreement dated as of May 15, 2015 (the “Loan Modification Agreement”) between the Company, its directors, BOCO, and two other creditors of the Company. The Loan Modification Agreement modifies all outstanding Loan Agreements, Security Agreements and related Promissory Notes between the Company and BOCO (collectively, the “Loan Documents”) that were previously in default and extends the repayment and maturity dates over the course of a three year period in addition converting all outstanding accrued interest and $300,000 in notes to equity and lowering the annual interest rate on all BOCO notes to 8%.

This restructuring of this debt not only resolved the Company’s default situation, but it will also significantly lower our interest expense moving forward and positions the Company to be able to continue mining operations and pay these notes down over a three-year period.

In the third quarter 2015, the Company obtained a $150,000 line of credit facility from BOCO Investments LLC. As of July 31, 2015 we had drawn $58,380 on this facility, along with balances due on six secured promissory notes to BOCO Investments, LLC of $5,252,115 plus accrued interest of $68,433. (see Note 7 to the financial statements).

Under the terms of the Note and Loan Modification Agreement, the Company will be repay all outstanding balances of the $150,000 credit facility by October 1, 2015 and $700,000 of the BOCO Notes by November 15, 2015. Management believes that it will be able to meet these obligations through production and gold sales during the quarter ending October 31, 2015.

Although we are beginning to produce revenue which is providing capital and liquidity for the Company, we will likely need to continue raising capital through the issuance of equity or debt to fund our growth.  WMTN plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

Our primary activity will be to proceed with the TMC project and other mining opportunities that may present themselves from time to time. We cannot guarantee that the TMC project will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development company.

We have budgeted the following expenditures for the next twelve months of approximately $2,200,000, depending on additional financing, for general and administrative expenses, mining and exploration to implement the business plan as described above.  Approximately $1.1 million of these budgeted expenditures are for mining and exploration expenses and the other $1.1 million are for corporate general and administrative expenses.

OPERATING ACTIVITIES

Net cash provided by operating activities for the nine months ended July 31, 2015 was $168,088. This amount was primarily related to change in inventory of $209,489, accrued interest of $921,380, accounts payable and accrued liabilities for related parties of $95,094, and non-cash expenses of $44,170; offset by the net loss of 1,137,871, decreases in accounts payable and accrued liabilities of $370,343and prepaid expenses of $14,085. Non-cash expenses include gain on derivative liabilities of $355,887; loss on forward contracts of $47; stock option expense of $218,970; $135,567 of depreciation and amortization and $45,568 of amortization of debt discount during the nine months ended July 31, 2015.

INVESTING ACTIVITIES

There was $148,246 used in investing activities during the nine months ended July 31, 2015 related to $100,000 payment to Ben Porterfield for prepaid royalties and $48,246 payments related to the purchase of mining equipment. During the nine months ended July 31, 2014, $1,800,000 of cash was paid for the purchase of the balance of the interest in the TMC Project and $100,000 payment to Ben Porterfield for prepaid royalties.

FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended July 31, 2015 was $372,711. There was $58,380 related to proceeds from the line of credit, $50,000 related to the pay down on the forward contract, proceeds from a promissory note of $100,000 and $264,331 related to warrants that were exercised.

Our unaudited contractual cash obligations as of July 31, 2015 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$115,754	$45,372	$58,382	$12,000	$-
Porterfield lease	$1,250,000	$125,000	$250,000	$250,000	$625,000
Total	$1,365,754	$170,372	$308,382	$262,000	$625,000

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Long-Lived Assets

We review our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of July 31, 2015, there are no impairments recognized.

Alaska Reclamation and Remediation Liabilities

The Company operates in Alaska. The State of Alaska Department of Natural Resources requires a pool of funds from all permittees with exploration and mining projects to cover reclamation. There is a $750 per acre disturbance reclamation bond that is required for disturbance of 5 acres or more and/or removal of more than 50,000 cubic yards of material. The Company’s asset retirement obligation (“ARO”), consisting of estimated future mine reclamation and closure costs, may increase or decrease significantly in the future as a result of changes in regulations, mine plans, estimates, or other factors. The Company’s ARO is recognized as a liability at fair value in the period incurred. An ARO, which is initially estimated based on discounted cash flow estimates, is accreted to full value over time through charges to accretion expense. Resultant ARO cost assets are depreciated on a units-of-production method over the related long-lived asset’s useful life. The Company’s ARO is adjusted annually, or more frequently at interim periods if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs.  The Company recorded the asset retirement obligation in fiscal year 2015 and any prior year obligations were not material

Revenue Recognition:

Revenue is recognized, net of royalties, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

Metal and Other Inventory

Inventories were $249,972 and $440,562 as of July 31, 2015 and October 31, 2014, respectively. Inventories may include ore stockpiles (in process inventory), doré and gold bullion. All of the inventory at July 31, 2015 was represented by ore stockpiles and all of the inventory at October 31, 2014 was represented by doré and gold bullion.  All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying Amount at July 31, 2015
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$250,612	$-	$250,612
Derivative Instruments	$-	$503,210	$-	$503,210
Total	$-	$753,822	$-	$753,822

				Carrying Amount at October 31, 2014
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$300,659	$-	$300,659
Derivative Instruments	$-	$1,092,597	$-	$1,092,597
Total	$-	$1,393,256	$-	$1,393,256

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of July 31, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes In Internal Control Over Financial Reporting

During the quarter ended July 31, 2015, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

If we are unable to pay our debt as it becomes due, we will again be in default on our debt and risk forfeiture of all of our assets.

Under the Loan Modification Agreement with BOCO dated as of May 15, 2015, the Company has payments of $158,380 plus interest and approximately $700,000 plus interest due on October 1, 2015 and November 15, 2015, respectively. In addition, the outstanding balance of $200,000 plus interest on the Andres Notes is due and payable on October 31, 2015.

The Company believes that it will be able to meet these obligations through production and gold sales during the quarter ending October 31, 2015; however, there can be no assurance that the Company will have sufficient revenues from mining to make these payments in full and on time, in which case the Company would once again be in default under its BOCO Notes, which are secured by all of the Company’s assets.

If we do not obtain additional financing, our business will fail.

Our current operating funds are significantly less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of July 31, 2015, we had approximately $79,143 in cash.  We also have debt payments due in the next two months totaling $1,058,380 plus accrued interest.

We have budgeted expenditures for the TMC project for the next twelve months of approximately $2,200,000, depending on additional financing, for general and administrative, mining and exploration expenses.

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

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, silver and gold, investor acceptance of our property, approval of BOCO Investments under our loan covenants and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital, which would be subject to the factors listed above. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

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

As of July 31, 2015, the price of gold was $1,088.40 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Our management and a major shareholder and creditor have substantial influence over our company.

As of July 31, 2015, Greg Schifrin, our CEO, either directly or indirectly, owns or controls 9.7 million shares as of the filing date or approximately 16.0% of our issued and outstanding common stock including shares beneficially owned within sixty days.

As of July 31, 2015, BOCO owns or controls 30.8 million shares as of the filing date or approximately 50.2% of our issued and outstanding common stock including shares beneficially owned within sixty days, and (i) including the potential conversion of $1,852,115 of debt that is now due and payable by the Company on November 15, 2017, that as of July 31, 2015, is currently convertible along with accrued interest into Company common stock at a rate of $0.12 per share (subject to re-pricing provisions in the note); (ii) and the potential conversion of $250,000 of Series A Convertible Preferred Stock. See Notes 7 and 8 to the Company’s Financial Statements for a more detailed description of terms of the Loan Modification Agreement dated May 15, 2015 regarding these Secured Promissory and Promissory Notes in addition to the Series A Convertible Preferred Stock.

As a major creditor and shareholder of the Company, BOCO has additional influence and control over the Company.  BOCO has imposed a number of loan covenants on the Company which restrict our ability to operate our business as well as our ability to raise additional financing.

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

Our audited financial statements for the period October 31, 2014 indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.   Such factors identified in the report result from our limited history of operations, limited assets, and operating losses since inception.  In addition, among other factors, as of July 31, 2015, we have reported a cumulative net operating loss of over $20 million.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We started exploring our properties in the summer of 2011.  While we have continued to explore the TMC project and have done limited mining during the summer months since then, we do not yet have sufficient information about the project to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company just acquired our mineral properties with our acquisition of TMC on February 28, 2011.  We have revenues of $1,098,975 as of the date of this Form 10-Q.  TMC itself has only been in existence since March 25, 2010.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of July 31, 2015 there were approximately 65 million shares of common stock and warrants issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended July 31, 2015, the TMC project was in production and as such, we were subject to regulation by MSHA under the Mine Act.

The Terra project had no health and safety violations, orders or citations under the Federal Mine Safety and Health Act of 1977, during the quarter ended July 31, 2015 and the Company had no injuries or fatalities.

ITEM 5. OTHER INFORMATION

This item is not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (Previously filed with Form SB-2 Registration Statement, January 2, 2008 (in the case of the Articles of Incorporation, as amended per the 8-K filed on Oct. 12, 2010).
3.2	Articles of Amendment dated February 28, 2013 (Attached as an exhibit to the Company’s Form 8-K dated March 8, 2013 and filed with the SEC on March 12, 2013).
3.3	Bylaws (Previously filed with Form SB-2 Registration Statement, January 2, 2008 (in the case of the Articles of Incorporation, as amended per the 8-K filed on Oct. 12, 2010).
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (Attached as an exhibit to the Company’s Form 8-K dated December 3, 2013 and filed with the SEC on December 6, 2013).
4.1	WestMountain Gold, Inc. 2012 Stock Incentive Plan (Filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 31, 2013, and hereby incorporated by reference).
10.1	Amended Porterfield Lease dated February 18, 2011 by and between Terra Gold Corp and Ben Porterfield (Attached as an Exhibit to the Company’s Form 10-K dated October 31, 2011 and filed with the SEC on December 20, 2011).
10.2	Amended and Restated Revolving Credit Loan and Security Agreement dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).
10.3	Amended and Restated Secured Convertible Promissory Note dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).
10.4	Loan Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
10.5	Promissory Note dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
10.6	Security Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
10.7	Warrant for the Purchase of Common Stock dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
10.8	Loan Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
10.9	Promissory Note dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
10.10	Security Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
10.11	Warrant for the Purchase of Common Stock dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
10.12	First Amendment to Amended and Restated Secured Convertible Promissory Note dated August 1, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. Attached as an exhibit to the Company’s Form 8-K dated August 29, 2013 and filed with the SEC on August 30, 2013.
10.13	Form of Warrant for the Purchase of Preferred Stock. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.14	Form of Warrant for the Purchase of Common Stock (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.15	Form of Subscription Agreement for the Purchase of Preferred Stock (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.16	2186 S. Holly Commercial Lease Agreement signed September 3, 2012 by and between James Baughman and 2186 S. Holly LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.17	Commercial Lease Amendment II signed June 5, 2013 by and between WestMountain Index Advisor, Inc. and Waterfront Property Management LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.18	Commercial Lease April 1, 2011 by and between WestMountain Index Advisor, Inc. and Waterfront Property Management LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.19	Secured Promissory Note between WestMountain Gold, Inc. and BOCO dated February 14, 2014 (Attached as an exhibit to the Company's Form 10-Q/A dated
January 31, 2014 and filed with the SEC on March 26, 2014)
10.20	Letter Agreement between Raven Gold Alaska, Inc. and Terra Gold Corporation dated February 12, 2014 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
10.21	Convertible Promissory Note between WestMountain Gold, Inc. and Dessi dated December 17, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
10.22	Purchase Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
10.23	Registration Rights Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20,2013 (Attached as an exhibit to the Company's Form 10-Q/A datedJanuary 31, 2014 and filed with the SEC on March 26, 2014)
10.24	Separation and Full Release of Claims Agreement between WestMountain Gold, Inc. and Mark Scott dated November 15, 2013 (Attached as an exhibit to the Company's Form 10-Q/A datedJanuary 31, 2014 and filed with the SEC on March 26, 2014)
10.25	Loan and Note Modification Agreement beween WestMountain Gold, Inc and BOCO Investments, LLC dated April 15, 2014 (Attached as an exhibit to the Company's Form 8-K dated April 23, 2014 and file with the SEC on April 24, 2014)
10.26	Amendment to Loan and Note Modification Agreement dated May 27, 2014 between WestMountain Gold, Inc. and BOCO Investments, LLC (Attached as an exhibit to the Company's Form 8-K dated June 2, 2014 and filed with the SEC on June 6, 2014)
10.27	Employment Agreement between WestMountain Gold, Inc. and James W. Creamer III effective September 8, 2014, executed and formally excepted on
September 15, 2014 (Attached as an exhibit to the Company's Form 8-K dated September 15, 2014 and filed with the SEC on September 19, 2014)
10.28	Loan and Note Modification Agreement by and among WestMountain Gold, Inc, BOCO Investments, LLC, Minex Exploration, Slver Verde May Mining Co.,
Dale L. Rasmussen and Michael Lavigne (Attached as an exhibit to the Company's Form 8-K dated May 26, 2015 and filed with the SEC on June 1, 2015)
14.1	Code of Conduct & Ethics dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
21.1	Subsidiaries (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 and 32.2	Section 906 Certifications.
99.1	Audit Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
99.2	Compensation Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
99.3	Nominations and Governance Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 21, 2015	WESTMOUNTAIN GOLD, INC.
(Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James W. Creamer III
James W. Creamer III
Chief Financial Officer
(Principal Financial Officer)