Form 10-K
period 2015-10-31
WESTMOUNTAIN GOLD, INC.
filed 2016-02-16
CIK 1421601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑ No

As of April 30, 2015 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $1,810,302. This value was computed by reference to the price at which the registrant’s common stock was last sold as of April 30, 2015, and excludes the market value of the registrant’s voting and non-voting common stock beneficially owned by directors and executive officers of the registrant and known holders of 10% or more of the registrant’s common equity.  These determinations and the underlying assumptions should not be deemed to constitute an admission that all directors and executive officers of the registrant and known holders of 10% or more of the registrant’s common equity are, in fact, affiliates of the registrant, or that there are no other persons who may be deemed to be affiliates of our company.  Further information concerning shareholdings of our directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding common equity is included in Part III, Item 12 of this Annual Report on Form 10-K.

As of February 10, 2016, the Company had 61,650,537 shares of common stock issued.

NO DOCUMENTS INCORPORATED BY REFERENCE

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

“Deposit” means an informal term for an accumulation of mineral ores.

“Development Stage”means the stage in which a company is engaging in the preparation of its mineral asset projects containing established commercially minable mineral reserves for extraction, which has not yet reached Production Stage.

“Diamond Core” means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

“Exploration Stage” means the earliest stage of mineral commercialization, in which a company is investigating, exploring, defining and evaluating its mineral asset projects for potential mineral reserves, but is not yet in either the development or production stage and for which no decision has yet been reached to actively prepare it for commercial development.

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

“Production Stage” means the stage in which a company is actively engaging in the process of extraction and exploitation of mineral reserves from its mineral asset projects to produce a marketable metal or mineral product.

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

“Underground” means a mine working or excavation closed to the surface.

“Vein” means a fissure, faults or crack in the rock filled by minerals that have traveled upward from some deep source.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this 2015 Annual Report on Form 10-K should be considered carefully in evaluating us and our prospects. This 2015 Annual Report on Form 10-K and other publicly available documents, contain, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These forward-looking statements include, without limitation, statements regarding: proposed new operations or enhancements in technology; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; possible changes in legislation; and other similar expressions concerning matters that are not historical facts. Words such as "expects," "anticipates," "intends," "plans," “goals,” "believes," “projects,” "estimates," “strategies,” “future,” “likely,” “may,” “should,” “will,” and similar expressions or variations of such words, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.

Forward-looking statements are neither historical facts nor assurances of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved.  Instead, forward-looking statements are the good faith beliefs, expectations and assumptions of our management based on facts and factors as we currently know them. Because forward-looking statements related to the future, they are subject to risks, inherent uncertainties, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results, outcomes, and financial condition may differ materially from those discussed in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, the following:

  our inability to raise additional funds to support operations and capital expenditures;
  our inability to efficiently operate due to weather, equipment failure, personnel issues, or any number of other factors;
  our inability to mine ore off the surface, transport the ore off the mountain, and milling the ore in an efficient manner;
  our inability to manage and maintain the growth of our business; and
  other factors discussed throughout this report, including, without limitation, under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," “Risk Factors.”

Readers are urged not to place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, including, without limitation, actual results or changes in assumptions or other factors affecting forward-looking statements, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1.    DESCRIPTION OF BUSINESS

(a)                 History of the Company

WestMountain Gold, Inc. (“WMTN”, the “Company”, “we”, “us”, “our”, and similar phrases, as the context requires) is an exploration stage mining company, in accordance with applicable guidelines of the Securities and Exchange Commission (“SEC”), which pursues gold projects that are anticipated to have low operating costs and high returns on capital.

We were incorporated in the state of Colorado on October 18, 2007, under the name WestMountain Index Advisor, Inc..  We acquired Terra Mining Corporation (“TMC”) on February 28, 2011 and accounted for the transaction as a reverse acquisition using the purchase method of accounting, whereby TMC is deemed to be the accounting acquirer (legal acquiree) and WMTN to be the accounting acquiree (legal acquirer). Our financial statements before the date of the acquisition are those of TMC with the results of WMTN being consolidated from the date of the acquisition. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded. We adopted TMC’s fiscal year, which is October 31.  On February 28, 2013, we changed our name to WestMountain Gold, Inc.

TMC’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), is currently focused on mineral production from mineralized material at a high-grade gold system called the “TMC project” in the state of Alaska. The TMC project consists of 344 Alaska state mining claims including 5 unpatented lode mining claims held under lease (subject to a 3-4% NSR royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of high-grade gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2013 were renewed in 2010.  The $136,730 of fees to maintain the Terra claims through 2015 were paid by us on November 20, 2014.  The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

Outcropping gold veins were first discovered at Terra in the late 1990's by Kennecott Exploration.  The claims were transferred to Mr. Ben Porterfield in 2000. AngloGold Ashanti (USA) Exploration Inc. optioned these claims in 2004 and staked additional claims in the vicinity.  Initial detailed soil and rock surveys were conducted at Terra that same year with results leading to the definition of an initial zone of high-grade gold veins over a 2.5 km (250 hectares) strike length.  AngloGold followed up with a discovery drill program of 12 holes in 2005 and drilled three additional holes in 2006.  A total of 587 rock samples were collected on the property.  The TMC project was joint-ventured to International Tower Hill Mines Ltd. (“ITH”) in August of 2006.

On September 15, 2010, WMTN and its wholly owned subsidiary, TGC, and Raven Gold Alaska, Inc. (“Raven”) signed an Exploration, Development and Mine Operating Agreement (“JV Agreement”) pertaining to the TMC Project. WMTN made payments of cash and stock to Raven pursuant to the JV Agreement.

On February 12, 2014, the Company, through TGC, acquired 100% ownership interest in the TMC Project from Raven for $1.8 million in cash and 200,000 shares of WMTN.  No further payments are due to Raven from TGC under the JV Agreement, (including but not limited to any royalty or residual payments), and each party is fully released from its obligations to the other under the JV Agreement.  The $1.8 million of cash paid and 200,000 shares of common stock of the Company (valued at $136,000 at the time) that were issued to Raven is recorded as Mining Claims in the accompanying consolidated balance sheet.

(b)                 Significant Business Transactions Overview

The Company did not enter into any business transactions that we consider significant during the three months ended October 31, 2015.

(c)                 Business of Issuer

Business Overview

We intend to devote substantially all of our efforts on growing the Company’s operations in the mineral exploration and mining sector.  We are currently focused on further exploration of the TMC project for mineral reserves and to gauge the prospects for efficient mining operations if such reserves are discovered.  Additionally, we are engaged in limited extraction and exploitation of mineralized material through surface mining techniques at the TMC project. Our primary key market priority will be to proceed with the TMC project and other mining opportunities that may present themselves from time to time. We cannot guarantee that the TMC project, or any project that we embark upon, will be successful.  We have budgeted expenditures for the TMC project for the next twelve months of approximately $2,400,000, depending on additional financing, for general and administrative expenses and exploration, mining and exploration to implement the business plan as described above. Approximately $1.3 million of these budgeted expenditures are for mining and exploration expenses and the other $1.1 million are for corporate general and administrative expenses.

We are currently considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at the TMC project.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and exploration expenditures, have been expensed as incurred and therefore do not appear as assets on our balance sheet.  We expect construction expenditures and underground mine exploration and capital improvements will continue during 2016 and subsequent years. We expect to remain as an exploration stage company for the foreseeable future. We do not exit the exploration stage until such time that we demonstrate the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

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

We are exposed to various risks related to the volatility of the price of gold, our need for additional financing, our joint venture agreements, our reserve estimates, operating as a going concern, unique difficulties and uncertainties in mining exploration ventures, and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in this report.

Competition

We are an exploration stage mineral resource exploration company that competes with other mineral resource exploration companies for financing and for the acquisition of mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to achieve the financing necessary for us to acquire mineral property interests and conduct exploration activities.

We will also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies. The presence of competing mineral exploration companies may adversely impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

Environmental and Other Government Regulation and Standards

The Company’s business is subject to extensive federal, state and local laws and regulations, including regulation of mining and exploration activities which could involve the discharge of materials and contaminants into the environment, the investigation and cleanup of such discharges, disturbance of land, reclamation of disturbed lands, associated potential impacts to threatened or endangered species and other environmental concerns. In particular, statutes including, but not limited to, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the National Environmental Policy Act and the Comprehensive Environmental Response, Compensation and Liability Act impose permit requirements, effluent standards, air emission standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of mineral exploration, extraction and processing. In addition, the Company’s existing operations may become subject to additional environmental control and mitigation requirements if applicable federal, state and local laws and regulations governing environmental protection, land use and species protection are amended or become more stringent in the future. The Company is aware that federal regulation under the Resource Conservation and Recovery Act governing the manner in which secondary materials and by-products of mineral extraction and beneficiation are handled, stored and reclaimed or reused is subject to frequency review by the regulatory agencies which could affect the Company’s current and future facility design, operations, and permitting requirements. In addition, future building of mines and other systems by the Company may be delayed by permit review processes. The Company could be required to conduct investigatory and remedial actions to mitigate pollution conditions caused by or attributed to its operations or former operations. In order to comply with applicable regulations, the Company is and may be required, from time to time, to obtain work permits, post bonds and perform remediation work for any physical disturbance to land, which could cause significant adverse consequences on the Company’s operations.

Seasonality

Currently, the Company’s operations are limited to those occurring at the TMC project in Alaska.  Due to the remote location of the TMC project, the long winter at that location, and harsh weather conditions during the winter, the Company’s operations at the TMC project are currently limited to the months of May through September.

Employees

As of October 31, 2015, we had four full-time and one part-time employees.  Additionally, we use employees of Minex Exploration, an Idaho partnership affiliated with our Chief Executive Officer, as contractors for exploration of the TMC project. Most of our employees are based in Sandpoint, ID. The Chief Executive Officer is based out of the Sandpoint, ID office and the Chief Financial Officer is based out of Denver, CO but travels to the Sandpoint, ID office on a regular basis.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION REPORTS

We file annual and quarterly reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.westmountaingold.com that provides additional information about us and links to documents we file with the SEC. Our charters for the Audit, Compensation and Nominations and Governance Committees and the Code of Conduct & Ethics are also available on our website.

ITEM 1A. RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s exploration in the future and the most significant risks and uncertainties known and identified by our management are described below.

We are currently in default on several of our notes.  If we are unable to extend our debt as it becomes due, we will risk forfeiture of all of our assets.

Under the Loan Modification Agreement with BOCO dated as of May 15, 2015, the Company had payments of $209,346 plus interest and approximately $700,000 plus interest due on October 1, 2015 and November 15, 2015, respectively. The Company did not make these payments in full and on time and is currently in default under its BOCO Notes, which are secured by all of the Company’s assets.  Due to the default, interest on the outstanding amounts now accrues at the default rate of 45% per annum.  Additionally, under the terms of the Loan Modification Agreement and related notes and security agreements, BOCO has certain rights upon a default by the Company, including the right to accelerate the amounts due thereunder and foreclose on all of the Company’s assets.

In addition, the outstanding balance of $200,000 plus interest on the Andres Notes was due and payable on October 31, 2015, which the Company has not paid and, is therefore currently in default.  The Andres Notes are not secured, but provide other standard rights to the holder thereof upon default.

As of the filing of this Annual Report on Form 10-K, neither BOCO nor Andres has taken action to exercise their respective rights in response to the Company’s default.  Further, neither BOCO nor Andres has indicated its intention regarding its rights and remedies under their respective agreements.  While the Company intends to pay the amounts due when it has sufficient funds to do so, there can be no assurance if and when the Company will generate sufficient revenues or financing to make such payments.  Furthermore, there can be no assurance whether or when BOCO and/or Andres may exercise its rights and remedies under the respective agreements, including, in the case of BOCO, foreclosing on all of the Company’s assets.

If we do not obtain additional financing, our business will fail.

Our current operating funds are significantly less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  We anticipate that we will require a minimum of $500,000 to $1,000,000 to fund our continued operations for the next three to five months to commence seasonal operations for 2016. As of October 31, 2015, we had approximately $383,412 in cash.

We have budgeted expenditures for the TMC project for the next twelve months of approximately $2,200,000, depending on additional financing, for general and administrative, mining and exploration expenses.  Additionally, we have debt payments that are currently past due totaling $1,058,380 plus accrued interest, and additional debt payments in the amount of $2,500 come due on November 15, 2016.

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

The most likely source of future funds presently available to us is through the sale of equity capital, which would be subject to the factors listed above. Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.  There can be no assurance that we will be able to successfully identify and close on the necessary additional financing or that the proposed terms of any such financing will be favorable or acceptable to the Company.

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

As of February 12, 2016, the price of gold was $1,237.26 per ounce, based on the daily London PM fix on that date.  The volatility of mineral prices is beyond our control and represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

A single major shareholder and creditor has substantial influence over our company.

As of October 31, 2015, BOCO owns or controls approximately 31.9 million shares as of the filing date or approximately 50.8% of our issued and outstanding common stock including shares beneficially owned within sixty days, and including (i) the potential conversion of $1,852,115 of debt due and payable by the Company on November 15, 2017, that as of October 31, 2015, is currently convertible along with accrued interest into Company common stock at a rate of $0.12 per share (subject to re-pricing provisions in the promissory note evidencing the debt); (ii) and the potential conversion of $250,000 of Series A Convertible Preferred Stock (convertible into 250,000 shares of common stock). See Notes 7 and 8 to the Company’s Financial Statements for a more detailed description of terms of the Loan Modification Agreement dated May 15, 2015 regarding the aforementioned debt and related Secured Promissory Notes and Promissory Notes in addition to the Series A Convertible Preferred Stock.

As a major creditor and shareholder of the Company, BOCO has additional influence and control over the Company.  BOCO has imposed a number of loan covenants on the Company which restrict our ability to operate our business as well as our ability to raise additional financing.

BOCO could cause a change of control of our board of directors, approve or disapprove any matter requiring stockholder approval, or cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

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

Unless otherwise indicated, estimates of mineralized material presented in our press releases and regulatory filings are based upon estimates made by us and our consultants.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties.  Until mineralized material is actually mined and processed, it must be considered an estimate only.  These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.  There can be no assurance that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably.  Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital.  There can be no assurance that minerals recovered in small scale metallurgical tests will be recovered at production scale.

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The company has incurred losses since its inception resulting in an accumulated deficit of $21,424,146 as of October 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware that new mineral exploration companies normally encounter substantial difficulties and such enterprises experience high rates of failure. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because we have limited business operations, we face a high risk of business failure.

We started exploring our properties in the summer of 2011.  While we have continued to explore the TMC project and have conducted only limited mining during the summer months since then, we do not yet have sufficient information about the project to evaluate the likelihood that our business will be successful.  Although we were incorporated in the state of Colorado on October 18, 2007, the Company just acquired our mineral properties with our acquisition of TMC on February 28, 2011.   TMC itself has only been in existence since March 25, 2010.  We have generated aggregate revenues of $3,290,812 as of the date of this Form 10-K.

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

Except for our initial exploration efforts as described above, we have not progressed substantially on implementing our proposed business plan. We have commenced only limited business operations and have not realized any significant revenues or generated profit from our operations. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent, in part, upon the following:

●	Our ability to locate a profitable mineral property;
●	Our ability to generate sufficient revenues; and
●	Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in foreseeable future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to generate significant revenues will cause the business to fail and we may cease operations.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. Although we conducted a due diligence investigation prior to entering into the acquisition of TMC, risk remains regarding any undisclosed or unknown liabilities associated with this project. The payment of such liabilities, whether by settlement, judgement, or otherwise, may have a material adverse effect on our financial position.

Because we are small and do not have sufficient capital, we may have to cease operation even if we have found mineralized material.

Because we are small and do not have sufficient capital, we must limit our exploration. Because we may have to limit our exploration, we may be unable to, or elect not to mine mineralized material, even if our mineral claims contain mineralized material. If we cannot, or elect not to, mine mineralized material, we may have to cease operations.

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

We are subject to governmental regulations, which affect our operations and costs of conducting our business.

Our current and future operations are and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, exploration, mining and production;
●	laws and regulations related to exports, taxes and fees;
●	labor standards and regulations related to occupational health and mine safety; and
●	environmental standards and regulations related to clean water, waste disposal, toxic substances, land use and environmental protection; and other matters.

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

All phases of our operations are subject to various federal and state environmental regulation. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address, among other issues, emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

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

Additionally, the State of Alaska Department of Natural Resources has established a pool of funds to cover reclamation to which all permittees with exploration and mining projects are required to contribute. Currently, a $750 per acre disturbance reclamation bond is required for disturbance of 5 acres or more and/or removal of more the 50,000 cubic yards of material.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. While we currently have supplies and equipment for use in our operations, but will need additional supplies and equipment to support full operations under our business plan. We do not have existing relationships with suppliers and will need to identify and develop strategic relationships with suppliers to ensure access to supplies and equipment prior to commencement of full operations. Additionally, our claims are in remote, difficult to access locations where resources are scarce and require specialized transportation for much of our necessary supplies and equipment that can result in delivery delays and increased acquisition expenses.  If we cannot find the products and equipment we need or fail to develop and maintain relationships with suppliers, we will have to suspend our exploration plans until we do find and obtain the products and equipment we need.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue to source exploration mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish the existence of commercially exploitable reserves of gold on our properties.  Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Weather and location challenges may restrict and delay our work on our property.

We plan to conduct our exploration on a seasonal basis. Because of the severe Alaska winters and lack of sunlight and with our current operational capabilities, we are only able to perform exploration and surface mining operations for approximately five months per year. It is possible that snow or rain could restrict and delay work on the properties to a significant degree. Our property is located in a relatively remote location, which creates additional transportation and energy costs and challenges. Currently, we have drilled our test sites with helicopter-supported drill rigs, which are expensive to operate.

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

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Additionally, brokers may be less willing to execute transactions in securities subject to the penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of October 31, 2015, there were approximately 65 million shares of common stock and warrants issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

●	The process of integrating any acquisition may create unforeseen operating difficulties and expenditures. Additionally, areas where we may face difficulties that are foreseeable include:
	●	Diversion of management time, during the period of negotiation through closing and after closing, from its focus on operating the businesses to issues of integration,
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

To the extent that any of our officers and directors are also directors and officers of other companies, conflicts of interest may arise between their duties as our officers and directors and as directors and officers of other companies. In addition, in the past the Company entered into supplier, financing and consulting arrangements with entities controlled by directors of the Company, and we may consider entering into such arrangements in the future.  These factors could have a material adverse effect on our business, financial condition and results of operations.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws.

Without any anti-takeover provisions, there are limited deterrents for a take-over of our Company, which may result in a change in our management and directors that we cannot control.

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

Transfer of our securities may be restricted by virtue of state securities “blue sky” laws, which prohibit trading absent compliance with individual state laws, and Rule 144. These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws and by federal Rule 144. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities held by many of our stockholders have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Additionally, unless the shares are registered with the SEC, any sale must also comply with the provisions of Rule 144, which requires, among other things, that the company is current in its reporting obligations.  These restrictions may prohibit the secondary trading of our common stock and there can be no assurance that exemptions will be available and/or compliance with Rule 144 will be possible. Investors should consider the secondary market for our securities to be a limited one.

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

Our management has concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

We currently lack appropriate segregation of duties over treasury management due to lack of personnel. We expect to revise our procedures during 2016 once we have fully reconstituted our board of directors.

There is a lack of disclosure controls to ensure adequate disclosures are made in our periodic filings.

We have not maintained continuity in key personnel or have adequate staffing to ensure adequately efficient preparation of financial and operational statements.

The Company lacks sufficient personnel and financial resources to implement adequate handling, tracking, accounting and safeguarding of ore and finished goods inventory assets.

We formed an audit committee on October 26, 2012, which, until their recent resignations, consisted of two independent directors with significant financial expertise.  We plan to name new members to the audit committee following the addition of independent members to the board of directors.  An audit committee is expected to improve oversight in the establishment and monitoring of required internal controls and procedures.

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

ITEM 2.     PROPERTIES

The WMTN principal executive offices are located at 120 E. Lake St. Ste. 401, Sandpoint, ID 83864, and our telephone number is (208)265-1717. On April 1, 2011, we entered into a lease at 120 Lake Street, Suite 401, Sandpoint, ID 83864.  This office is leased at the net of $1,000 per month and expired March 31, 2013. On April 5, 2015, we entered into Commercial Lease Amendment to extend the lease for one year. The office is shared with an entity affiliated with our Chief Executive Officer.

On June 6, 2014 we signed a one year lease for a residential property located in Anchorage, AK for $3,175 per month.  The lease expired on June 6, 2015 and the Company continues to lease the property on a month-to-month basis at the same cost.  The property is used as a central office for operations in Alaska and to house personnel traveling from the mining camp during the mining season.

On January 1, 2015 the Company signed a three-year lease for a testing and processing facility in Anchorage, AK for $3,500 per month. The property, which includes a warehouse and storage yard, will house processing, recovery and metallurgical testing equipment and serve as a staging area as the company moves forward with TMC project development.

Other than our mining claims, leases, and other real property interests specifically related to mining, WMTN does not own real estate nor have plans to acquire any real estate.

Alaska Property - The TMC Project

The TMC project consists of 344 Alaska state mining claims including 5 unpatented lode mining claims held under lease (subject to a 3-4% net smelter return (“NSR”) royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of high-grade gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2019 were renewed in 2015.  The $163,720 of fees to maintain the Terra claims through 2016 were paid by the Company on November 27, 2015.  The property lies approximately 200 km west-northwest of Anchorage between the Revelation and Terra Cotta mountains of the Alaska Range in southwestern Alaska and is accessible via helicopter or fixed-wing aircraft. The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and wells.

Outcropping gold veins were first discovered at the TMC project (also referred to as “Terra” in the following maps) in the late 1990's by Kennecott Exploration.  The claims were transferred to Mr. Ben Porterfield in 2000. AngloGold Ashanti (USA) Exploration Inc. optioned these claims in 2004 and staked additional claims in the vicinity.  Initial detailed soil and rock surveys were conducted at the TMC project that same year with results leading to the definition of an initial zone of high-grade gold veins over a 2.5 km (250 hectares) strike length.  AngloGold followed up with a discovery drill program of 12 holes in 2005 and drilled three additional holes in 2006.  A total of 587 rock samples were collected on the property.

TMC received geological reports in June 2010 and February 2010 from the State of Alaska Division of Mines and Geology that represented a 400m spacing aerial magnetic and resistivity survey that included the area of the TMC project.

A total of 44 drill holes have been completed on the TMC project.  The mineralization has been characterized as deep epithermal or mesothermal and could have significant extent down dip and along strike.  Furthermore, there is potential to develop a number of continuous high-grade veins forming a highly attractive mining target.  Gold characterization work on Bens Vein indicates a large percentage of the gold and silver reports to a gravity concentrate.

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
Terra State Claims
January 2013

State Claim Groups held by the TMC Project in 2012

TMC property illustrating target vein locations

In the Bens Vein zone the main vein system has a core high grade zone of around 29,893 tonnes with 29.48 g/t gold at a 10 g/t cutoff which expands significantly when the cutoff is lowered to 1 g/t.  Drilling on Bens Vein zone has outlined an open-ended mineralized zone over 350m long and 250m down dip with an average true width of ~1.3m that has around 852,942 tonnes with 15.3 g/t gold at a 5 g/t cutoff.  Drilling on the project has identified numerous veins. Environmental baseline studies were started in 2010 on the Terra property in anticipation of future development. The 2005-2013 drill results for the Ben Vein Zone are encouraging not only because they outlined a consistent and well mineralized main vein structure, but because a large number of well-mineralized hanging wall and foot wall subsidiary veins were also encountered. These subsidiary veins offer significant potential for expansion of the system with intercepts such as holes TR-07-20 with new footwall zone of 0.6m @ 43.2 g/t gold and TR-07-22 with new hanging wall zone 0.8m @ 14.5 g/t gold.  From the data currently available it appears that a higher grade shoot is developing within the overall Bens Vein system which could form the nucleus for an initial mining target on the project.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the year ended October 31, 2015, the TMC project was in production and as such, we were subject to regulation by MSHA under the Mine Act.

During the fiscal year ended October 31, 2015, there were no health and safety violations, orders or citations under the Federal Mine Safety and Health Act of 1977, and there were no injuries or fatalities at the TMC project.  Additionally, during the fiscal year ended October 31, 2015, and as of the date of the filing of this Annual Report, there are no pending legal actions involving the TMC project.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 200,000,000 shares of common stock with a $0.001 par value.  As of February 10, 2016, 61,650,537 shares of our common stock are issued and outstanding, held by 170 shareholders of record (including beneficial owners holding shares through nominee names the number of total shareholders is approximately 350). Each share of Common Stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of February 10, 2016, we had 2,838,084 shares of common stock reserved for issuance upon the exercise of outstanding warrants and 1,000,000 shares of common stock reserved for the issuance upon the exercise of outstanding options.

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock, $0.10 par value. The rights and preferences of our preferred stock may be designated by our Board of Directors from time to time. As of February 10, 2016, we had 12,100 shares of preferred stock, designated as Series A Convertible Preferred Stock, issued and outstanding.

On November 29, 2013, our Board of Directors of the Company approved a Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock, designating 12,100 shares of preferred stock as Series A Convertible Preferred Stock (also referred to as, “Series A Preferred”). The Certificate of Designation was filed with the state of Colorado on December 2, 2013. Each holder of outstanding shares of Series A Preferred shall be entitled to the number of votes equal to the number of whole shares of common stock of the Corporation into which the shares of Series A Preferred held by such holder are then convertible as of the applicable record date. We cannot amend, alter or repeal any preferences, rights, or other terms of the Series A Preferred so as to adversely affect the Series A Preferred, without the written consent or affirmative vote of the holders of at least sixty-six and two-thirds percent (66.66%) of the then outstanding shares of Series A Preferred, voting as a separate voting group, given by written consent or by vote at a meeting called for such purpose for which notice shall have been duly given to the holders of the Series A Preferred.

Change in Control Provisions

Our articles of incorporation provide for a maximum of five directors. There is no provision for classification or staggered terms for the members of the Board of Directors.

Our articles of incorporation also provide that, except to the extent the provisions of Colorado General Corporation Law require a greater voting requirement, any action, including the amendment of the Company’s articles or bylaws, the approval of a plan of merger or share exchange, the sale, lease, exchange or other disposition of all or substantially all of the Company’s property other than in the usual and regular course of business, shall be authorized if approved by a simple majority of stockholders, and if a separate voting group is required or entitled to vote thereon, by a simple majority of all the votes entitled to be cast by that voting group.

Our bylaws provide that our President or a majority of our Board of Directors may call a special meeting of stockholders.  The bylaws further require our President to call a special meeting of the stockholders upon written request of the stockholders holding at least twenty percent (20%) of the outstanding shares entitled to vote in the aggregate.

Amendment of Bylaws

Our Board of Directors has the authority to amend our bylaws; however, the stockholders holding a majority of the issued and outstanding shares of the Company also have the concurrent power to amend the bylaws.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on OTCQB Exchange under the symbol "WMTN". The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions):

Quarter Ended	High	Low
January 31, 2015	$0.48	$0.25
April 30, 2015	$0.42	$0.11
July 31, 2015	$0.17	$0.05
October 31, 2015	$0.09	$0.04

January 31, 2014	$1.14	$0.60
April 30, 2014	$0.92	$0.56
July 31, 2014	$0.74	$0.44
October 31, 2014	$0.56	$0.39

As of February 10, 2016, the closing price of the Company's common stock was $0.04 per share. As of February 10, 2016, there were 61,650,537 shares of common stock outstanding held by 170 stockholders of record (including beneficial owners holding shares through nominee names the number of total stockholders is approximately 350).

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

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended October 31, 2015, there were no sales of unregistered equity securities.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of October 31, 2015 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
Equity compensation plan approved by shareholders	1,000,000	$0.12	6,020,000
Equity compensation plan not approved by shareholders	-	-	-
Total	1,000,000	$0.12	6,020,000

Stock Incentive Plan

On February 28, 2013, the 2012 Stock Incentive Plan was approved at the Annual Stockholder Meeting. We were authorized to issue options for, and have reserved for issuance, up to 4,000,000 shares of common stock under the 2012 Stock Incentive Plan. On January 13, 2016 at the Special Stockholder Meeting the stockholders authorized increasing the shares reserved under the 2012 Stock Incentive Plan from 4,000,000 share to 8,000,000 shares.  As of February 10, 2016, 6,020,000 shares of common stock remain available for grant under the 2012 Stock Incentive Plan.

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended October 31, 2015 and 2014. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended
	October 31, 2015	October 31, 2014
(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$2,153,008	$1,043,571
Net loss	(1,183,689)	(2,550,162)
Net loss applicable to WestMountain Gold, Inc. common shareholders	(1,183,689)	(2,550,162)
Net loss per share	(0.03)	(0.10)

BALANCE SHEET DATA:
Total assets	4,288,407	3,783,404
Stockholders' deficit	(3,657,361)	(7,108,796)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As we are an early stage company, we have commenced only limited operations and have yet to reach full operations; therefore, we have little operations to report at this time.  Our main focus has been on the development of our business plan.  Our seasonal operations currently consist solely of surface mining and processing of mineralized material at the TMC project and the sale of commercially viable minerals recovered from such activities.  The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year:

FISCAL YEAR ENDED OCTOBER 31, 2015 COMPARED TO THE FISCAL YEAR ENDED OCTOBER 31, 2014

	For the Years Ended October 31,
	2015	2014	$ Variance	% Variance

Revenue	$2,153,008	$1,043,571	$1,109,437	106.3%
Cost of sales	1,125,703	1,529,520	(403,817)	-26.4%
Gross profit	1,027,305	(485,949)	1,513,254	-311.4%
Selling, general and administrative expenses	1,072,616	1,051,388	21,228	2.0%
Operating loss	(45,311)	(1,537,337)	1,492,026	-97.1%
Other income (expense):
Interest expense	(1,129,917)	(1,272,211)	142,294	-11.2%
Financing fee and merger expense	-	(298,238)	298,238	100.0%
Gain(Loss) on derivative liability	(8,460)	907,403	(915,863)	-100.9%
Loss on settlement of forward contract	-	(349,779)	349,779	100.0%
Total other expense	(1,138,377)	(1,012,825)	(125,552)	12.4%
Net loss	$(1,183,688)	$(2,550,162)	$1,366,474	-53.6%

REVENUE

Revenue for the year ended October 31, 2015, increased $1,109,437 to $2,153,008 as compared to $1,043,571 for the year ended October 31, 2014. The revenue increase resulted from our ability to run production through our pilot mill for approximately 5 months in the 2015 season.  As of October 31, 2015, the Company ended with an ore inventory valued at $559,432, which we anticipate being able to process and convert into revenues during the third quarter of 2016.  In addition, we anticipate being able to run production through the pilot mill for the full 2016 season (total of 5 months) which management believes will result in another substantial increase in revenue for the Company.

COST OF SALES

Cost of sales for the year ended October 31, 2015, decreased $403,817 to $1,125,703 as compared to $1,529,520 for the year ended October 31, 2014.  This decrease was attributable to increased and more efficient production for the 2015 season as compared to the 2014 season. The Company was able to decrease the per ounce cost of sales from approximately $700 per ounce in 2014 to approximately $575 per ounce in 2015 and management believes that in can maintain this lower cost per ounce or even continue to decrease the cost going forward.

EXPENSES

Selling, general and administrative expenses for the year ended October 31, 2015, increased $21,228 to $1,072,616 as compared to $1,051,388 for the year ended October 31, 2014.  Such expenses for the years ended October 31, 2015, and 2014 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs.  The Company continues to actively control these expenses. Management intends to maintain or slightly increase the current level of selling, general and administrative expenses through 2016.

NET LOSS

Net loss for the year ended October 31, 2015, was $1,183,688 as compared to a net loss of $2,550,162 for the year ended October 31, 2014. The net loss for the year ended October 31, 2015, included $530,940 of non-cash expenses comprised of $250,924 in expenses related to stock option expense, $187,190 related to depreciation and amortization of fixed assets, and $92,826 related to the amortization of debt discount. The net loss for the year ended October 31, 2014, included $1,353,691 of non-cash expenses comprised of $1,223,721 in expenses related to the issuance of common stock and warrants related to services, gain on derivative liability of $907,403, loss on forward sale contracts and loan agreements of $70,000, loss on the settlement of forward contracts of $349,779, and other expense totaling $617,594 during the year ended October 31, 2014.

The substantial decrease in net loss was due to a combination of increasing revenues in addition to a significant decrease in our operating expenses.  While operating expenses should remain fairly stable for the next year, management believes that it can continue to grow revenues during 2016 and should be able to see a further decrease in our net loss.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2015, the Company had a working capital deficit of $6,792,175.  We had a cash balance of $383,412 and ore inventory of $559,432 offset by current liabilities of $7,761,723. Current liabilities consisted of derivative liabilities of $867,557, current debt, including a line of credit, promissory notes and related interest, of $5,338,513 and accrued and accounts payable of $1,305,041.

On May 26, 2015, the Company received from BOCO the fully executed Loan and Note Modification Agreement dated as of May 15, 2015 (the “Loan Modification Agreement”) between the Company, its directors, BOCO, and two other creditors of the Company. The Loan Modification Agreement modifies all outstanding Loan Agreements, Security Agreements and related Promissory Notes between the Company and BOCO (collectively, the “Loan Documents”) that were previously in default and extends the repayment and maturity dates over the course of a three year period in addition converting all outstanding accrued interest in the amount of $2,221,159 and principal in the amount of $300,000 under the notes to equity and lowering the annual interest rate on all BOCO notes to 8%.

This restructuring of these debts under the Loan Modification Agreement not only resolved the Company’s default situation at that time, but also significantly lowered our interest expense moving forward, positioning the Company to be able to continue mining operations and pay these notes down over a three-year period.  Unfortunately, subsequent to October 31, 2015, the Company was unable to repay $909,346 of notes that were due on November 15, 2015.  Although BOCO extended the notes until December 15, 2015, the notes are once again in default and we are currently working with BOCO to resolve the matter.

In the course of its start-up activities, the Company has sustained operating losses.  Expenses incurred from October 18, 2007, (date of inception) through October 31, 2015, relate primarily to the Company’s formation, general administrative activities, property acquisition, and limited operations.  Although our limited operations are beginning to generate revenue, which is providing capital and liquidity for the Company, there can be no assurance if and when such revenue will be sufficient to fully support our operations.  Therefore, we will need to continue raising of capital through the issuance of equity and/or debt as our principal source of liquidity over the next several years to continue operations and fund our growth.  WMTN plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within our control (see “Risk Factors”), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

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

We have budgeted the following expenditures for the next twelve months for general and administrative expenses, mining and exploration to implement the business plan as described above, in the approximate aggregate amount of $2,400,000, depending on additional financing.  Approximately $1.3 million of these budgeted expenditures are for mining and exploration expenses and the other $1.1 million are for corporate general and administrative expenses.

NET CASH PROVIDED BY/USED IN OPERATING ACTIVITIES

Net cash provided by operating activities for the year ended October 31, 2015, was $52,401. The net cash provided was primarily due to the net loss of $1,183,689, prepaid expenses of $17,772, inventory of $99,971, and accounts payable and accrued liabilities of $410,829, offset by increases in non-cash activities of $677,576, accrued interest of $1,036,085 and related accounts payable and accrued liabilities of $106,394.

Net cash used in operating activities for the year ended October 31, 2014, was $589,693. This amount was primarily related to a net loss of $2,550,162, inventory of $392,976 and prepaid expenses of $2,577, accounts payable of $57,575, accounts payable related parties of $84,021, offset by an increase in accrued interest of $1,143,902, depreciation and amortization and other non-cash expenses of $1,353,691 of non-cash expenses. Non-cash expenses included $1,223,721 in expenses related to the issuance of common stock and warrants related to services; gain on derivative liability of $907,403; loss on forward sale contracts and loan agreements of $70,000; loss on the settlement of forward contracts of $349,779; and other expense totaling $617,594 during the year ended October 31, 2014.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities for the year ended October 31, 2015, was $165,432. This amount was primarily related to capital expenditures of $65,432, and prepaid royalties of $100,000.

Net cash used in investing activities for the year ended October 31, 2014, was $1,970,069. This amount was primarily related to capital expenditures of $70,069, prepaid royalties of $100,000 and cash paid for mining claims of 1,800,000.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended October 31, 2015, was $473,677. This amount was primarily related to the proceeds from promissory notes and line of credit of $209,346, and proceeds from warrants exercised of $264,331.

Net cash provided by financing activities for the year ended October 31, 2014, was $2,500,152. This amount was primarily related to the proceeds from promissory notes of $2,500,000.

CONTRACTUAL OBLIGATIONS

Our unaudited contractual cash obligations as of October 31, 2015 are summarized in the table below:

		Less Than			Greater Than 5
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Operating leases	$115,754	$45,372	$58,382	$12,000	$-
Porterfield lease	$1,250,000	$125,000	$250,000	$250,000	$625,000
Total	$1,365,754	$170,372	$308,382	$262,000	$625,000

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Equipment

Equipment consists of machinery, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3 -5 years.

Metal and Other Inventory

Inventories were $559,432 and $459,461 as of October 31, 2015 and October 31, 2014, respectively. Inventories include doré. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
WestMountain Gold, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of WestMountain Gold, Inc. and subsidiaries (the “Company”) as of October 31, 2015 and the related statements of operations, cash flows, and stockholders' deficit for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Gold, Inc. and subsidiaries, as of October 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered significant recurring losses and has had negative cash flows from operating activities and has limited liquidity resources.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EKS&H LLLP

February 16, 2016

Denver, Colorado

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

WestMountain Gold, Inc.:

We have audited the accompanying consolidated balance sheet of WestMountain Gold, Inc. (the “Company”) as of October 31, 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended October 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Gold, Inc. as of October 31, 2014, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

February 16, 2016

Seattle, Washington

WestMountain Gold, Inc.
An Exploration Stage Company
Consolidated Balance Sheets

	October 31,	October 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$383,412	$22,766
Prepaid expenses	26,704	8,932
Inventory	559,432	459,461
Total current assets	969,548	491,159

Equipment, net	318,804	440,562

Other Assets
Prepaid royalties	362,830	900,000
Mining claims	2,446,458	1,946,458
Security deposits	10,618	5,225
Asset retirement cost	180,149	-
Total Assets	$4,288,407	$3,783,404

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,134,428	$1,444,060
Accounts payable - related parties	11,300	670,106
Accrued expenses	159,313	263,354
Accrued interest	346,289	1,538,176
Forward contract	250,612	300,659
Derivative liability	867,557	1,092,597
Line of credit - related parties ($150,000 facility)	109,346	-
Promissory notes, net of discounts of $469,237 and $-0-, 2015 and 2014, respectively	4,882,878	5,583,248
Total current liabilities	7,761,723	10,892,200

Long-Term Liabilities
Asset retirement obligation	184,045	-
Total liabilities	7,945,768	10,892,200

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value; 987,900 shares authorized, 0 shares issued and outstanding at October 31, 2015 and October 31, 2014, respectively	-	-
Preferred Series A Convertible Stock, $0.10 par value; 12,100 shares authorized, issued and outstanding at October 31, 2015 and October 31, 2014	1,210	1,210
Common stock, $0.001 par value; 200,000,000 shares authorized, 61,650,537 and 27,296,403 shares issued and outstanding at October 31, 2015 and October 31, 2014, respectively	61,651	27,296
Additional paid in capital	17,831,364	13,163,655
Accumulated deficit	(21,551,586)	(20,300,957)
Total stockholders' deficit	(3,657,361)	(7,108,796)
Total Liabilities and Stockholders' Deficit	$4,288,407	$3,783,404

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Gold, Inc.
An Exploration Stage Company
Consolidated Statements of Operations

	Year Ended
	October 31,	October 31,
	2015	2014
Revenue:
Sales, net	$2,153,008	$1,043,571
Total revenue	2,153,008	1,043,571

Cost of sales	1,125,703	1,529,520
Total cost of sales	1,125,703	1,529,520

Gross profit	1,027,305	(485,949)

Operating Expenses
Selling, general and administrative expenses	1,072,617	1,051,388
Total operating expenses	1,072,617	1,051,388

Loss from operations	(45,312)	(1,537,337)

Other income/(expense)
Interest income	-	14
Interest expense	(1,129,917)	(1,272,225)
Financing fee	-	(228,238)
Merger expense	-	(70,000)
Gain(Loss) on change - derivative liability	(8,460)	907,403
Gain(Loss) on settlement of forward contract	-	(349,779)
Total other income/(expense)	(1,138,377)	(1,012,825)

Net loss before income taxes	(1,183,689)	(2,550,162)
Income tax expense (benefit)	-	-
Net loss	$(1,183,689)	$(2,550,162)

Basic net loss per share	$(0.03)	$(0.10)
Diluted net loss per share	$(0.03)	$(0.10)
Basic weighted average common shares outstanding	43,295,766	25,738,942
Diluted weighted average common shares outstanding	43,295,766	25,738,942

 The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Gold, Inc.
Consolidated Statement of Stockholders' Equity

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance as of October 31, 2013	12,100	$1,210	24,659,832	$24,659	$10,608,128	$(17,690,295)	$(7,056,298)

Issuance of common stock for services			1,073,989	1,074	765,859		766,933
Issuance of stock options					143,125		143,125
Issuance of common stock for fees			565,165	566	557,340		557,906
Issuance of common stock and warrants for forward contract settlement			728,667	728	892,972		893,700
Acquisition of an investment			200,000	200	135,800		136,000
Preferred stock dividend paid in common stock			68,750	69	60,431	(60,500)	-

Net loss						(2,550,162)	(2,550,162)

Balance as of October 31, 2014	12,100	1,210	27,296,403	27,296	13,163,655	(20,300,957)	(7,108,796)

Issuance of common stock related to convertible debentures			21,325,908	21,326	2,537,779		2,559,105
Debt discount on convertible notes					562,063		562,063
Issuance of common stock related to the exercise of warrants			6,886,615	6,887	490,944		497,831
Issuance of common stock for services			5,743,350	5,743	759,459		765,202
Issuance of stock options					250,923		250,923
Preferred stock dividend paid in common stock			398,261	399	66,541	(66,940)	-
Net loss						(1,183,689)	(1,183,689)
Balance as of October 31, 2015	12,100	$1,210	61,650,537	$61,651	$17,831,364	$(21,551,586)	$(3,657,361)

 The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Gold, Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows

	Years Ended
	October 31,
	2015	2014
Cash flows from operating activities
Net loss	$(1,183,689)	$(2,550,162)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Depreciation and amortization	187,190	159,842
Amortization of debt discount	92,826	-
Accretion expense	1,053	-
Stock option expense	250,924	-
Issuance of common stock for fees	-	457,752
Issuance of common stock and warrants for services and expenses	-	1,223,721
(Gain) Loss on forward contract	(47)	70,000
Loss on settlement of forward contract	-	349,779
(Gain) Loss on derivative liability	8,460	(907,403)
Royalties expense	137,170	-
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(17,772)	(2,577)
Inventory	(99,971)	(392,976)
Other assets	(5,393)	25
Accrued interest	1,036,085	1,143,902
Accounts payable and accrued liabilities	(410,829)	(57,575)
Accounts payable and accrued liabilities - related parties	106,394	(84,021)
Forward contract	(50,000)	-
Net cash provided by (used in) operating activities	52,401	(589,693)

Cash flows from investing activities:
Capital expenditures	(65,432)	(70,069)
Cash used in merger	-	(1,800,000)
Prepaid royalties	(100,000)	(100,000)
Net cash (used in) investing activities	(165,432)	(1,970,069)

Cash flows from financing activities:
Proceeds from promissory notes	100,000	2,500,000
Proceeds from warrants exercised	264,331	-
Repayment of debenture notes	-	(100,000)
Proceeds from line of credit	109,346	-
Proceeds from the issuance of common stock	-	100,152
Net cash provided by financing activities	473,677	2,500,152

Net increase (decrease) in cash and cash equivalents	360,646	(59,610)
Cash and cash equivalents, beginning of period	22,766	82,376
Cash and cash equivalents, end of period	$383,412	$22,766

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in exchange for account payable, related parties	$765,202	$233,841
Common stock and warrants issued for mining claims	$-	$136,000
Common stock and warrants issued for settlement of forward contract	$-	$345,140
Preferred stock dividend	$66,940	$-
Issuance of common stock for convertible debentures and interest	$2,559,105	$-
Issuance of common stock related to the exercise of warrants	$233,500	$-
Asset retirement obligation	$180,149	$-

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

WMTN’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), was a joint venture partner with Raven Gold Alaska, Inc. (“Raven”) through February 12, 2014 on a gold system project (“the TMC Project”). On February 12, 2014, the Company, through its wholly owned subsidiary, Terra Gold Corp, acquired 100% ownership interest in the TMC Project from Raven, which is a wholly owned subsidiary of Corvus Gold Inc. (TSX:KOR, OTCQX:CORVF) for $1.8 million in cash and 200,000 shares of WMTN.  We have budgeted the following expenditures for the next twelve months for general and administrative expenses, mining and exploration to implement the business plan in the approximate aggregate amount of $2,400,000, depending on additional financing.  Approximately $1.3 million of these budgeted expenditures are for mining and exploration expenses and the other $1.1 million are for corporate general and administrative expenses.

The Company is currently focused on mineral production from mineralized material at the TMC Project in the state of Alaska. The TMC Project consists of 344 Alaska state mining claims plus an additional 5 unpatented lode mining claims held under lease (subject to a 3-4% net smelter return (“NSR”) royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2015 were renewed and the fees to maintain the Terra claims through 2016 were paid by the Company.  The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

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

As of October 31, 2015, the Company had six secured promissory notes with BOCO Investments, LLC, and has recorded $4,261,461 in principal plus $160,453 in accrued interest.

Under the Loan Modification Agreement with BOCO dated as of May 15, 2015, the Company had payments of $209,346 plus interest and approximately $700,000 plus interest due on October 1, 2015 and November 15, 2015, respectively. The Company did not make these payments in full and on time and is currently in default under its BOCO Notes, which are secured by all of the Company’s assets.  Due to the default, interest on the outstanding amounts now accrues at the default rate of 45% per annum.  Additionally, under the terms of the Loan Modification Agreement and related notes and security agreements, BOCO has certain rights upon a default by the Company, including the right to accelerate the amounts due thereunder and foreclose on all of the Company’s assets.

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

NOTE 2.  GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The company has incurred losses since its inception resulting in an accumulated deficit of $21,424,146 as of October 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of October 31, 2015, the Company had $133,412 of uninsured cash amounts.

Equipment

Equipment consists of machinery, heavy equipment, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3 -5 years.

Metal and Other Inventory

Inventories were $559,432 and $459,461 as of October 31, 2015 and October 31, 2014, respectively. Inventories include ore stockpiles (in process inventory), doré and gold bullion. All of the inventory at October 31, 2015 was represented by ore stockpiles and all of the inventory at October 31, 2014 was represented by doré and gold bullion.  All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of October 31, 2015, there are no impairments recognized.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying Amount
	Fair Value Measurements Using Inputs			at
Financial Instruments	Level 1	Level 2	Level 3	October 31, 2015

Liabilities:
Forward contract	$-	$250,612	$-	$250,612
Derivative Instruments	$-	$867,557	$-	$867,557
Total	$-	$1,118,169	$-	$1,118,169

				Carrying Amount
	Fair Value Measurements Using Inputs			at
Financial Instruments	Level 1	Level 2	Level 3	October 31, 2014

Liabilities:
Forward contract	$-	$300,659	$-	$300,659
Derivative Instruments	$-	$1,092,597	$-	$1,092,597
Total	$-	$1,393,256	$-	$1,393,256

Market price and estimated fair value of common stock used to measure the Derivative Instruments at October 31, 2015 and October 31, 2014:

	October 31,	October 31,
	2015	2014
Market price and estimated fair value of common stock:	$0.09	$0.48
Exercise price	$0.12	$0.38
Expected term (years)	2.00	3.50
Dividend yield	-	-
Expected volatility	133.29%	174.2%
Risk-free interest rate	0.75%	1.62%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, and accounts payable approximate the fair value of the respective assets and liabilities at October 31, 2015 and October 31, 2014 based upon the short-term nature of the assets and liabilities.

Embedded Derivatives

The Company has entered into certain financial instruments and contracts, such as convertible note financing arrangements that contained embedded derivative features. Because the economic characteristics and risks of the equity-linked conversion options were not clearly and closely related to a debt-type host, the conversion features required classification and measurement as derivative financial instruments. The convertible note financing arrangements were carried as derivative liabilities, at fair value, in the financial statements until their conversion into common stock. The Company estimated the fair value of the embedded derivative features in the convertible notes by using probability weighted scenarios on the conversion price with a Black Scholes model.  The loss recognized for these embedded derivatives during the year ended October 31, 2015 was $867,557.

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

These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  In addition, since the warrants do not have a fixed number of shares, they were accounted for outside of equity.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they were exercised.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the Derivative Instruments – Warrants were repriced to $0.05 per share and were exercised into 2,500,000 common shares for $125,000.

During the year ended October 31, 2015, the Company recognized $355,887 of other income resulting from the decrease in the fair value of the warrant liability through May 15, 2015, the date the warrants were exercised.

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

The Company is continuing to negotiate with the third lender, Snowmass Mining Co., LLC, who is owed $250,000 (payable in cash or gold), together with interest thereon from September 15, 2013.  The Company has paid Snowmass the sum of $50,000 during the year ended October 31, 2015.

As of October 31, 2015, the value of the gold obligation to Snowmass is $250,000.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the year ended October 31, 2015, the Company recorded additional interest expense of $17 for the change in the value of gold from October 31, 2015.

Revenue Recognition

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, will be capitalized and amortized on a unit of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties abandoned.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Income Tax/Deferred Tax

FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. WestMountain Gold, Inc. has recognized deferred income tax benefits on net operating loss carry-forwards to the extent WestMountain Gold, Inc. believes it will be able to utilize them in future tax filings. The Company has applied a full valuation allowance on all deferred tax assets. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the year ended October 31, 2015.

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of October 31, 2015, the Company had (i) warrants for the purchase of 2,838,084 common shares; (ii) 16,267,625 common shares related to convertible promissory notes; and (iii) 605,000 common shares related to the conversion of Series A Convertible Preferred Stock (iv) options for the purchase of 1,000,000 common shares; which were considered but were not included in the computation of loss per share at October 31, 2015 because they would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the determination of gold contained in stockpiled ore inventory, assumptions used in the Company’s impairment assessment of long-lived assets, the estimated fair value of derivatives, the estimation of asset retirement obligations, estimates of the fair value of the Company’s common stock, assumptions used in determining the fair value of stock based compensation and depreciation of buildings and equipment. These estimates may be adjusted as more current information becomes available.

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

TMC has paid in total $500,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $0.50 per share. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of October 31, 2015, the Company has capitalized $850,000 related to this Claims Agreement.

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

The Amended Claims Agreement, which incorporates the Lease dated March 22, 2005, provides for a production royalty of 4% of the net smelter return for all minerals produced or sold.  The amounts due under this royalty will be offset by any advance royalties that have been paid by the Company.  The Company may repurchase 1% of the production royalty right for $1,000,000 and an additional 1% for $3,000,000. For the year ended October 31, 2015, the Company recorded $137,170 in royalty expense which is shown net of sales on the income statement.

The failure to operate in accordance with the Amended Claims or Lease Agreements could result in the Lease being terminated.

NOTE 5.  EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated
	Useful	October 31,	October 31,
	Lives	2015	2014

Mining and other equipment	3-5 years	$894,259	$842,487
Less: accumulated depreciation		(575,455)	(401,925)
		$318,804	$440,562

Depreciation expense for the twelve months ended October 31, 2015 and 2014 was $187,190 and $159,842 respectively.

NOTE 6.  CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS

The following relationships are material or are related as indicated.

Related Party Transactions

The Company has four full-time and one part-time employees. The Company shares offices with Minex Exploration LLP (“Minex”), an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex contractors for exploration and development of the Alaska property. The Company has recorded amounts in accounts payable and accrued payable for related party of $11,300 and $670,106 as of October 31, 2015 and October 31, 2014, respectively. During the years ended October 31, 2015 and 2014, the total paid to Minex was $140,123 and $742,113, respectively.

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

NOTE 7.  PROMISSORY NOTES

On May 26, 2015, the Company received from BOCO the fully executed Loan and Note Modification Agreement dated as of May 15, 2015 (the “Loan Modification Agreement”) between the Company, its directors, BOCO, and two other creditors of the Company. The Loan Modification Agreement modified all outstanding Loan Agreements, Security Agreements and related Promissory Notes between the Company and BOCO  (collectively, the “Loan Documents”) that were previously in default and extended the repayment and maturity dates of the debt as follows:

●	$100,000 plus interest is due and payable on October 1, 2015;

●	Approximately $700,000 plus interest shall be due and payable to BOCO on November 15, 2015;

●	Approximately $1,500,000 plus interest shall be due and payable to BOCO on November 15, 2016;

●	The remaining principal amount of approximately $1,852,115 plus interest shall be due and payable to BOCO on November 15, 2017.

As part of the Loan Modification Agreement, BOCO agreed to convert $2,221,159 in unpaid interest, plus principal of $300,000 into shares of the Company’s common stock at a price per share of $0.12. Such conversion was effected on May 26, 2015 and the Company issued 21,009,658 shares of its common stock as a result of such conversion (See Note 8).

As consideration for the loan modification, the Company agreed to the issuance of warrants to purchase two million shares of the Company’s common stock for $0.01 per share, and to the extension and re-pricing of additional warrants to purchase 4,886,615 shares at $0.05 per share. BOCO agreed to exercise 6,886,615 warrants as a provision of the Loan Modification Agreement; the warrants were exercised on May 27, 2015 and proceeds of $264,331 paid to the Company (See Note 8). The warrants granted and the modification of warrants were valued at $562,063 and booked as a discount to the corresponding notes and is being amortized over the life of the notes.

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

As of October 31, 2015 and October 31, 2014, the Company has the following promissory notes outstanding:

	October 31,	October 31,
	2015	2014
BOCO September 17, 2012 Promissory Note	$1,852,115	$1,852,115
BOCO May 14, 2013 Promissory Note	500,000	500,000
BOCO June 27, 2013 Promissory Note	500,000	500,000
BOCO December 31, 2013 Promissory Note	1,000,000	1,000,000
BOCO May 23, 2014 Promissory Note	100,000	100,000
BOCO June 2, 2014 Promissory Note	-	200,000
BOCO June 9, 2014 Promissory Note	100,000	100,000
BOCO June 30, 2014 Promissory Note	-	100,000
BOCO May 1, 2015 Promissory Note	100,000	-
BOCO May 15, 2015 Line of Credit	109,346	-
Dessi December 17, 2013, Promissory Note	1,000,000	1,000,000
Andres Promissory Notes	200,000	200,000
Silver Verde May Promissory Notes	-	31,133
SUBTOTAL	5,461,461	5,583,248
Debt Discount	(469,237)	-
TOTAL	$4,992,224	$5,583,248

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

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (the “September 2012 Note”) in the principal amount of $1,852,115. The September 2012 Note was due July 31, 2013 and provided for interest at 18% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO.  Although the effective conversion rate on the Note is now $0.12 due to the events of the Loan and Note Modification Agreement dated May 15, 2015, this conversion feature continues to be an embedded derivative and the Company has accounted for the derivative liability accordingly (see Note 3). The September 2012 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note. In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at $1.50 unless the Company elects to do a future offering at a lower price. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.  As of October 31, 2015, the principal and accrued interest due on the note is $1,920,719.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2017.  The Warrant was repriced and exercised at $0.05 per share.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015.  The Warrant was repriced and exercised at $0.05 per share. The Company received an extension from BOCO until December 15, 2015 at which time we were still unable to make the payment, therefore, the note is currently in default and carries a default rate of 45% per annum.

Promissory Note with BOCO dated June 27, 2013

On June 27, 2013, the Company entered into a Promissory Note, a Security Agreement and a Loan Agreement with BOCO. On June 27, 2013, the Company entered into a Warrant to Purchase Stock Agreement with BOCO related to this financing. All Agreements and the Warrant are the (“June 2013 Transaction Documents”).

Under the June 2013 Transaction Documents, the Company issued a Promissory Note (“June 2013 Note”) in the principal amount of $500,000. The June 2013 Note was due December 31, 2013 and provides for interest at 15%, payable in arrears. The June 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the June 2013 Note.  As of October 31, 2015, the principal and accrued interest due on the note is $518,520.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2016.  The Warrant was repriced and exercised at $0.05 per share.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2016.

Promissory Note with BOCO dated May 23, 2014

On May 23, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014 and the default rate was 45% per annum.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015.  The Company received an extension from BOCO until December 15, 2015 at which time we were still unable to make the payment, therefore, the note is currently in default and carries a default rate of 45% per annum..

Promissory Note with BOCO dated June 2, 2014

On June 2, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $200,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014 with a default rate of 45% per annum.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015.  The Company received an extension from BOCO until December 15, 2015 at which time we were still unable to make the payment, therefore, the note is currently in default and carries a default rate of 45% per annum.

Promissory Note with BOCO dated June 9, 2014

On June 9, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014 with a default rate of 45% per annum.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015.  The Company received an extension from BOCO until December 15, 2015 at which time we were still unable to make the payment, therefore, the note is currently in default and carries a default rate of 45% per annum.

Promissory Note with BOCO dated June 30, 2014

On June 9, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014 with a default rate of 45% per annum.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015. The Company received an extension from BOCO until December 15, 2015 at which time we were still unable to make the payment, therefore, the note is currently in default and carries a default rate of 45% per annum.

Line of Credit with BOCO dated May 1, 2015

On May 1, 2015, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full.  Repayment of the note and accrued interest is due October 1, 2015.

The Note and accrued interest are convertible into common stock at the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO.  Although the effective conversion rate on the Note is now $0.12 due to the events of the Loan and Note Modification Agreement dated May 15, 2015, this conversion feature continues to be an embedded derivative and the Company has accounted for the derivative liability accordingly (see Note 3).  The Company received an extension from BOCO until December 15, 2015 at which time we were still unable to make the payment, therefore, the note is currently in default and carries a default rate of 45% per annum.

Secured Promissory Note with BOCO dated May 15, 2015

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the Company entered into a Secured Line of Credit Promissory Note with BOCO the allows the Company to draw up to $150,000 for approved expenses related to the 2015 mining season.  The note bears interest at 8% per annum on all outstanding balances until paid in full.  Repayment of any outstanding balance on the note and accrued interest was due October 1, 2015.  On October 31, 2015 the outstanding principal balance on the note was $109,346.  The Company received an extension from BOCO until December 15, 2015 at which time we were still unable to make the payment, therefore, the note is currently in default and carries a default rate of 45% per annum.

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

Andres Unsecured Promissory Notes

On March 21, 2012 the Company entered into Promissory Note Documents with Fabian Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note to each of Fabian Andres and Bill Andres in the principal amount of $100,000 and $100,000, respectively (“the Andres Notes”). The Andres Notes were due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to October 31, 2013. On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Notes extending the due date to October 31, 2014 and subsequently entered into the Third Amendment to Convertible Promissory Note extending the note to October 31, 2015.  The Company was unable to make the payments due on October 31, 2015 and as a result these notes are currently in default.  As of October 31, 2015 the principal and accrued interest due on the Notes is $236,137.

The table below summarizes the Company’s future note maturities as of October 31, 2015:

Year ended October 31,	Total
2016	1,109,346
2017	2,500,000
2018	1,852,115
Thereafter	-
$5,461,461

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

We have compensated consultants and service providers with restricted common stock during the Company’s early stages of  operations or when our capital resources were not adequate to provide payment in cash.

All of the following transactions were to accredited investors. All were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D.

During the twelve months ended October 31, 2015, the Company had the following unregistered sales of equity securities:

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

Other Transactions.

On November 1, 2013, the Company issued 310,000 shares of common stock valued at $1.08, or $334,800, and 310,000 warrants with an exercise price of $1.50 to settle a forward sale and loan agreement with an accredited investor. The warrants were valued at $279,899. The Company recorded $-0- as loss on settlement of forward contract in 2015.

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

On September 15, 2014, the Company signed an Employment Agreement with James W. Creamer III and appointed him as Chief Financial Officer.  Under the terms of the agreement, Mr. Creamer’s salary will be $96,000 per year and is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Mr. Creamer was also granted 1,000,000 options to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment (See Note 9).  The Company valued the options on the date of grant, utilizing the Black-Scholes model, the following assumptions were used: expected life of the options of 7 years, expected volatility of 175.8%, risk-free interest rate of 2.16% and no dividend yield.  Based on these inputs the options were valued at $490,714 and an expense of $250,923 was recognized for the options that vested during the twelve months ended October 31, 2015.

On October 10, 2014 the Company issued 980,000 shares of common stock valued at $0.50 per share under the 2012 Stock Incentive Plan to ten individuals, officers, directors and employees for services to the Company.

On August 1, 2013 the Company issued 12,100 shares of Series A. Convertible Preferred Stock (“Preferred Stock”) for $50.00 per share and each share is convertible into 50 WestMountain Gold common shares at the holders’ option.  In addition the preferred stockholders receive an annual dividend of 10% payable semi-annually, which at the Company’s discretion, may be paid in the Company’s common shares.  During the year ended October 31, 2014, the Company issued 68,750 shares of common stock valued at $0.88 per share to the preferred stockholders and recognized a dividend expense of $60,500.  During the year ended October 31, 2015, the Company issued 398,261 shares of common stock valued at $0.17 per share to the preferred stockholders and recognized a dividend of $66,940.

A summary of the warrants issued as of October 31, 2015 is as follows:

	October 31, 2015
		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of period	13,108,880	$1.150
Issued	-	$-
Exercised	(6,886,615)	0.038
Forfeited	-	-
Expired	(3,384,181)	1.460
Outstanding at end of period	2,838,084	$1.235
Exercisable at end of period	2,838,084

	October 31, 2015
	Weighted	Weighted
	Average	Average
Number of	Remaining	Exercise	Shares
Warrants	Life	Price	Exercisable
230,000	3.42	$0.25	230,000
200,000	3.36	$0.50	200,000
78,000	5.48	$0.75	78,000
10,000	1.33	$0.88	10,000
401,666	1.20	$1.00	401,666
1,918,418	0.43	$1.50	1,918,418
2,838,084	1.13	$1.235	2,838,084

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

A summary of the options issued as of October 31, 2015 is as follows:

	October 31, 2015
		Weighted Average Exercise Price

	Shares
Outstanding at beginning of period	1,000,000	$0.50
Issued	1,000,000	0.12
Exercised	-	-
Forfeited	1,000,000	0.50
Expired	-	-
Outstanding at end of period	1,000,000	$0.12
Exercisable at end of period	750,000	0.12

	October 31, 2015
	Weighted Average Remaining Life	Weighted Average Exercise Price

Number of Options			Shares Exercisable

1,000,000	5.85	$0.12	750,000

1,000,000	5.85	$0.12	750,000

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

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years ended October 31,	Total

2016	$45,372
2017	$46,382
2018	$12,000
Beyond	$12,000
Total	$115,754

NOTE 10.  INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise from United States sources.  The Company does not have income from foreign sources.

Pretax losses arising from United States operations were approximately $1,180,000 for the year ended October 31, 2015.

Pretax losses arising from United States operations were approximately $2,550,000 for the year ended October 31, 2014.

The Company has net operating loss carryforwards of approximately $18,930,000, which expire in 2022-2034. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss canyforwards, a corresponding valuation allowance of approximately $8,225,000 and $7,767,000 was established as of October 31, 2015 and 2014 respectively.  Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount ofnet operating loss canyforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

A reconciliation of the United States Federal Statutory rate to the Company's effective tax rate for the year ended October 31, 2015 and 2014 is as follows:

	2015	2014
Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from:
State and local income taxes, net of federal impact	-6.0%	-6.0%
Non-deductible differences	-0.7%	-0.2%
Change in Valuation allowance	40.7%	40.2%
Effective Tax Rate	0.0%	0.0%

The principal components of the Company's deferred tax assets at October31, 2015 and 2014 are as follows:

	2015	2014
Non-current:
U.S. net operating loss carryovers	$7,318,319	$6,896,287
Share-based payments	583,003	482,634
Derivative Gain/Loss	347,023	437,039
Fixed assets and intangibles	(29,469)	(70,745)
Other	6,577	21,902
Total	8,225,453	7,767,117
Less Valuation Allowance	(8,225,453)	(7,767,117)
Net Deferred Tax Assets	$-	$-

We have a requirement of reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties.  For the year ended October 31, 2015 and 2014, the Company did not have any unrecognized tax benefits.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the United States, in the states of Alaska, Colorado and Idaho. The tax years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 11.  ASSET RETIREMENT AND RECLAMATION LIABILITIES

This is the first year the Company has prepared a closure plan. We will continue our efforts in 2016 to modify our plan. We will continue to accrue additional estimated ARO amounts based on an asset retirement plan as activities requiring future reclamation and remediation occur. The following table summarizes the Company’s activity in the ARO.

Year Ended
October 31,
2015

Beginning balance	-
Changes in estimates	182,992
Accretion expense	1,053
Ending balance	184,045

NOTE 12.  SUBSEQUENT EVENTS

Appointment of Director

On January 28, 2016, James W. Creamer III was appointed as a director of WestMountain Gold, Inc. (the “Company”) by a majority vote of the directors of the Company.  This appointment fills a vacancy created by the increase in the number of the Company’s directors from three (3) to four (4).  As of the filing of this Current Report on Form 8-K, Mr. Creamer has not been assigned to serve on any committees of the Company board of directors, nor have any arrangements been finalized to compensate Mr. Creamer for his service on the Company’s Board of Directors.  Mr. Creamer will continue to serve as the Chief Financial Officer, Secretary, and Treasurer of the Company.

Departure of Directors

On January 28, 2016, following the appointment of Mr. Creamer to the Board of Directors, Gregory L. Schifrin, Michael Lavigne, and Dale L. Rasmussen each notified the Company of their respective resignations from the Company’s Board of Directors effective immediately.  The respective decisions of Messrs. Schifrin, Lavigne, and Rasmussen to resign did not involve any disagreement between the Company and any of Messrs. Schifrin, Lavigne, and Rasmussen on any matter relating to the Company’s operations, policies, or practices.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During our fiscal year ended October 31, 2015, the Company changed its independent registered public accounting firm.  The change was not the result of any disagreements with our prior independent registered public accounting firm.  The forgoing description is not complete and is qualified in its entirety by reference to the Company’s Current Report on Form 8-K filed August 10, 2015.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded that, as of October 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to limited accounting and reporting personnel and a lack of segregation of duties due to limited financial resources and the size of our Company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive officer and principal financial officer concluded that, as of October 31, 2015, our internal control over financial reporting were ineffective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the assessment for the year ended October 31, 2015, management identified the following material weaknesses:

Lack of Segregation of Duties.  We have an inadequate number of personnel to properly implement control procedures.

Lack of Disclosure Controls.  There is a lack of disclosure controls to ensure adequate disclosures are made in our periodic filings.

Lack of Continuity in Key Personnel.  We have not maintained continuity in key personnel or have adequate staffing to ensure adequately efficient preparation of financial and operational statements.

Lack of Inventory Management Control. The Company lacks sufficient personnel and financial resources to implement adequate handling, tracking, accounting, and safeguarding of ore and finished goods inventory assets.

Management is committed to improving its internal controls and will continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities.  At this time, however, management has not established a time table for when it intends to address the aforementioned material weaknesses.

The effectiveness of our internal control over financial reporting as of October 31, 2015, is not attested to by an independent registered public accounting firm.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the SEC that permit is the Company to provide only management’s report in the annual report.

c) Changes in Internal Control Over Financial Reporting

During the three months ended October 31, 2015, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

 ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended October 31, 2015 that were not filed.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of February 12, 2016, the name, age, and position of each executive officer and director and the tenure in office of each director of the Company.

Name	Age	Positions and Offices Held	Since
Gregory Schifrin	57	President and Chief Executive Officer	February 28, 2011

James W. Creamer III	51	Director, Chief Financial Officer, Secretary and Treasurer	September 8, 2014

As of our fiscal year end on October 31, 2015, Michael Lavigne and Dale L. Rasmussen served as independent directors of the Company and Gregory Schifrin also served as a director.  Each resigned their position as a director of the Company effective January 28, 2016.  James W. Creamer III was named a director of the Company on January 28, 2016.

Business Experience Descriptions

Set forth below is certain biographical information regarding each of the Company's current executive officers and directors.

Our Management Director

James W. Creamer III

James W. Creamer III was named Chief Financial Officer, Secretary and Treasurer on September 8, 2014, and appointed a director of the Company on January 28, 2016.

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

Mr. Creamer was appointed as a Director based on his significant experience in public company governance accounting, and finance.

Other Executive Officers

Gregory Schifrin

Mr. Schifrin has worked as a geologist and manager for more than 25 years in mining and mineral exploration industry where he has been involved in precious, base metals, and uranium exploration and development. Mr. Schifrin has provided technical services and project management for major and junior mining companies.

From February 2011 to the present Mr. Schifrin was the President and CEO of WestMountain Gold, Inc.  He also served as a Director of WestMountain Gold, Inc. from February 2011 to January 28, 2016.  From March 2010 to the present Mr. Schifrin was the President and CEO of Terra Mining Corp. From December 2007 to the present Mr. Schifrin was the President and Director of Silver Verde May Mining Corporation. During his tenure Mr. Schifrin managed corporate finance, accounting, legal and regulatory requirements, exploration, geologic evaluation, project generation and land acquisition.

From March 19, 2012 to the present Mr. Schifrin has served as Director of Fisher Watt. From February 2011 to November 2011 Mr. Schifrin has served as an officer of Colorado Rare Earths and from November 2011 to December 2012 Mr. Schifrin served as a director and officer of US Rare Earths. Mr. Schifrin also served as President and a Director in February and March 2010 of American Mining Corporation.

From 1985 Mr. Schifrin was the co-founder and President of Minex Exploration, a mining industry known exploration consulting and service company, where Mr. Schifrin managed a staff of 15 to 20 personnel, clients and contracts, accounting, legal and regulatory requirements, as well as managing exploration projects, grassroots through drilling and development phase, throughout North America for major and junior mining companies.

From October 1992 Mr. Schifrin co-founded Selkirk Environmental, Inc., an environmental consulting and service company, where he managed environmental regulatory compliance, risk analysis, pollution cleanup and environmental assessment for public and private clients.

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

Directors

Our bylaws authorize no less than one (1) and no more than five (5) directors.  We currently have set the number of Directors at four (4).

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company’s executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to the Company.

Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during the fiscal year ended October 31, 2015 its executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions:

1.     Form 4 for Minex Exploration, Inc./Gregory L. Schifrin dated May 26, 2015 and required to be filed on June 1, 2015 was filed on December 9, 2015.

2.    Form 4 for Capital Peak Partners/Michael Lavigne dated May 26, 2015 and required to be filed on June 1, 2015 was filed on December 10, 2015.

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominations and Governance Committee and the Compensation Committee. The Committees were formed October 26, 2012 and held their first meeting in December, 2012. Due to the recent resignations of all but one of our directors (including all of our independent directors), none of our committees currently have members.  We intend to reconstitute the committees once additional directors are named.  When constituted, the Audit and Compensation committees consists solely of non-employee, independent directors. The Nominations and Governance committee may consist of one management director along with independent directors. Charters for each committee are available on our website at www.westmountaingold.com. The table below shows membership for each of the aforementioned Board committees as of October 31, 2015 (none of the following committees currently has members).

Audit	Compensation	Nominating

Dale L. Rasmussen (Chairman)	Michael Lavigne (Chairman)	Michael Lavigne (Chairman)
Michael Lavigne	Dale L. Rasmussen	Dale L. Rasmussen
Gregory Schifrin

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during the fiscal year that ended on October 31, 2015, served as an officer, former officer, or employee of the Company or participated in a related party transaction that would be required to be disclosed in this proxy statement. Further, during this period, no executive officer of the Company served as:

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

 ITEM 11.  EXECUTIVE COMPENSATION

Overview of Compensation Program

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The Compensation Committee was formed October 26, 2012, held its first meeting on December 13, 2012 and met twice during the fiscal year ended October 31, 2015. The Compensation Committee members as of October 31, 2015, were Michael Lavigne (Chairman) and Dale L. Rasmussen. Both members of our Compensation Committee resigned their respective positions as directors effective January 28, 2016, and we currently have not members on our Compensation Committee.

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers who served during the year ended October 31, 2015. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure.

Compensation Philosophy and Objectives

The major compensation objectives for named executive officers are as follows:

•	to attract and retain highly qualified individuals capable of making significant contributions to the long-term success of the Company;

•	to motivate and reward named executive officers whose knowledge, skills, and performance are critical to the Company’s success;

•	to closely align the interests of the Company’s named executive officers and other key employees with those of its shareholders; and

•	to utilize incentive based compensation to reinforce performance objectives and reward superior performance; and

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

Setting Executive Compensation

The Compensation Committee believes that compensation for named executive officers must be managed to what we can afford and in a way that allows us to meet our goals for overall performance. The Compensation Committee attempts to compensate the named executive officers in a manner that is reflective of the financial condition of the Company and does not currently use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.  The Compensation Committee may also take into account the non-binding advice of the shareholders of the Company regarding executive pay.

Executive Compensation Components for the Year Ended October 31, 2015

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the fiscal year ended October 31, 2015. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For fiscal 2015, the principal components of compensation for named executive officers were base salary and stock options.

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

Base salaries for the Company’s named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. During 2015, the Compensation Committee and the Board compensated its Chief Executive Officer and Chief Operating Officer with a monthly salary of $10,000. During 2015, the Committee compensated its Chief Financial Officer with a monthly salary of $8,000. This compensation reflected our financial condition.

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s named executive officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the named executive officers during 2015 based on our financial condition.

Ownership Guidelines

We do not require our named executive officers to hold a minimum number of our shares. However, to directly align the interests of executive officers with the interests of the stockholders, we encourage each named executive officer to maintain an ownership interest in the Company.

Stock Option Program

The Company adopted the 2012 Stock Incentive Plan which was approved by stockholders at the 2013 Annual Meeting of Stockholders.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the named executive officers.

Perquisites and Other Personal Benefits

During the year ended October 31, 2015, the Company provided the named Chief Executive Officer and the Chief Financial Officer with medical insurance. No other personal benefits were provided.

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

Summary Compensation Table

Name	Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Gregory Schifrin (1)	Chief Executive Officer, Director	10/31/2015	$120,000	$-	$-	$-	$-	$-	$120,000
		10/31/2014	$120,000	$-	$75,000	$-	$-	$-	$195,000

James W. Creamer III (2)	CFO, Secretary & Treasurer	10/31/2015	$96,000	$-	$-	$-	$6,849	$-	$102,849
		10/31/2014	$14,133	$-	$25,000	$-	$490,125	$14,867	$544,125

(1)  During the year ended October 31, 2015, and 2014, Mr. Schifrin was paid a monthly salary of $10,000. The 2014 stock award for 150,000 shares of restricted common stock was issued by us on October 10, 2014 at the grant date market value of $0.50 per share.

(2)  On September 15, 2014, the Company signed an Employment Agreement with James W. Creamer III and appointed him as Chief Financial Officer.  Under the terms of the agreement, Mr. Creamer’s salary will be $96,000 per year and he is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Mr. Creamer was also granted 1,000,000 options to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment.  On July 6, 2015, the Company cancelled the existing options and issued 1,000,000 options to Mr. Creamer to purchase shares of our common stock at $0.12 per share for a period of approximately 6.25 years.  500,000 of the options vested immediately, 250,000 options vested on September 8, 2015 and the remaining 250,000 options will vest on September 8, 2016.  The transaction was treated as a modification of the terms to the initial grant.  The 2014 stock award for 50,000 shares of restricted common stock was issued by us on October 10, 2014 at the grant date market value of $0.50 per share.  In addition, Mr. Creamer provided consulting services to the company during the two months prior to his employment for which he was compensated $14,867.

Grants of Stock Based Awards in Fiscal Year Ended October 31, 2015

We did not provide performance-based incentive compensation paid to the named executive officers during 2015 based on our financial condition.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation program.

EMPLOYMENT AGREEMENTS

On October 1, 2010, TMC signed an Employment Agreement with Gregory Schifrin, which was assumed by WMTN as a result of the acquisition of TMC in February 2011. Under the terms of the agreement, Mr. Schifrin was appointed Chief Executive Officer for an indefinite period at a salary of $120,000 per year. Mr. Schifrin was eligible for annual bonuses and incentive plans as determined by the Company’s Compensation Committee. Mr. Schifrin was also eligible for employee benefit programs, including 4 weeks of vacation per year, medical benefits and $500 per day spent on the Company’s project sites. Mr. Schifrin may resign with 60 days’ notice. If Mr. Schifrin is terminated without cause, including a change in control (after six months), he was to receive in a lump sum, two times his annual salary, two times his targeted annual bonus, two times his last year’s bonus and any accrued vacation.

The Loan Modification Agreement with BOCO dated as of May 15, 2015 provides for the waiver by Greg Schifrin, CEO of the Company, of all rights and benefits under his employment agreement with the Company.  Mr. Schifrin is currently employed by the Company as an “at will” employee without a contract.

On September 15, 2014, the Company signed an Employment Agreement with James W. Creamer III and appointed him as Chief Financial Officer.  Under the terms of the agreement, Mr. Creamer’s salary will be $96,000 per year and he is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Mr. Creamer was also granted 1,000,000 options to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment.  On July 6, 2015, the Company cancelled the existing options and issued 1,000,000 options to Mr. Creamer to purchase shares of our common stock at $0.12 per share for a period of approximately 6.25 years.  500,000 of the options vested immediately, 250,000 options vested on September 8, 2015 and the remaining 250,000 options will vest on September 8, 2016.

Definitions Used in Mr. Creamer’s Employment Agreement

For purposes of Mr. Creamer’s Employment Agreement described above, the following definitions apply:

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

a reduction by the Company in the Executive’s Annual Salary;

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

Potential Payments upon Termination or Change in Control

The Company’s Employment Agreements with the named executive officers have provisions providing for severance payments as discussed below.

James W. Creamer III Termination Payments

The following table shows the potential payments upon termination for James W. Creamer III:

		Early	Not for Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Seperation	on 10/31/15	on 10/31/15	on 10/31/15	on 10/31/15	on 10/31/15
Compensation:
Basic Salary (1)	$-	$-	$96,000	$96,000	$-
Performance-based incentive
Compensation	$-	$-	$-	$-	$-
Stock Options (2)	$-	$-	$103,516	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay (3)	$-	$-	$7,385	$7,385	$-

Total	$-	$-	$206,901	$103,385	$-

(1)         Reflects twelve month’s severance to be paid upon termination without cause or upon termination in a change of control.

(2)         Reflects remaining expense associated with the vesting of remaining unvested options upon termination without cause.

(3)           Reflects the value of vacation pay accrued as of October 31, 2015.

DIRECTOR COMPENSATION

We use stock grants to incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by us for members of the Board. During the year ended October 31, 2015, none of the Directors received any compensation for their services as a director.  Furthermore, our independent non-employee directors were not compensated in cash for the year ended October 31, 2015.

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

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  The percentages below are calculated based on 61,650,537 shares of our common stock and issued and outstanding as of February 10, 2015 (except as noted with respect to the percentage of BOCO).

	Shares Beneficially Owned
	Amount	%
Directors and Officers:
Gregory L. Schifrin/Mining Minerals LLC (1)	9,512,100	15.4%
James W. Creamer III (2)	850,313	1.4%
Total Directors and Officers as a Group (2 total)	10,362,413	16.8%

	Shares Beneficially Owned
	Amount	%
Greater than 5% Ownership

Gregory Schifrin/ Mining Minerals LLC (1)	9,512,100	15.4%
WestMountain Gold, Inc.
120 Lake Street, Suite 401
Sandpoint, ID 83864

BOCO Investments LLC/ Joseph Zimlich (3)	48,214,482	61.9%
262 East Mountain Avenue
Fort Collins, CO 80524

(1) Reflects the shares beneficially owned by Gregory Schifrin and affiliated entities.

(2) Reflects 1,000,000 options granted to Mr. Creamer to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment.  In addition Mr. Creamer was granted 50,000 shares of restricted stock on October 10, 2014.

(3) BOCO’s holdings include 31,946,857 shares held outright, and an additional 16,267,625 shares which are issuable on conversion by BOCO Investments LLC at its option of all of the Company’s convertible debt to BOCO, which is convertible at the lower of $0.12 or the price of any subsequent financing by the Company, converted at the current $0.12 conversion rate.  The percentage of shares beneficially owned by BOCO is calculated with respect to 77,918,162 issued and outstanding shares, which reflects the post-conversion total.  Joseph Zimlich is the CEO of BOCO.

Since the beginning of the fiscal year ended October 31, 2015, the number of shares of the Company’s common stock held by BOCO Investments LLC increased by a significant amount after the effectiveness of the Loan Modification Agreement with BOCO dated as of May 15, 2015. As of the date of the Company’s last Annual Report on Form 10-K, filed February 13, 2015, BOCO was the beneficial owner of approximately 34.3% of the Company’s common stock. The increase in BOCO’s ownership percentage was as a result of the conversion of debt and exercise of warrants as detailed in the Loan Modification Agreement.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended October 31, 2015, are detailed in Note 6 to the Company’s Financial Statements contained in Item 8 of this Form 10-K under the heading “Related Party Transactions.”

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company formed an Audit Committee on October 26, 2012. The Board has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Board subject to certain restrictions. The policy sets out the specific services pre-approved by the Board and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Board responsibilities under the Exchange Act. During fiscal year ended October 31, 2015, the Board pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Board engaged PMB Helin Donovan, LLP to perform an annual audit of our financial statements for the year ended October 31, 2014 and for the first two quarterly reviews in 2015.  EKS&H, LLLP was engaged by the Company beginning with the quarterly review for the third quarter of 2015.  The following is the breakdown of aggregate fees paid to the auditors for the Company for the periods indicated:

	Years Ended
	October 31, 2015	October 31, 2014
Audit fees	$21,500	$13,500
Audit related fees	$22,500	$19,000
Tax fees	$5,525	$5,525
All other fees	$-	$-
Total	$49,525	$38,025

- “Audit Fees” are fees billed by PMB Helin Donovan, LLP for the audit of our financial statements for the year ended October 31, 2014, and fees to be billed by EKS&H, LLLP for the audit of our financial statements for the year ended October 31, 2015 have been accrued.

- “Audit-Related fees” are fees billed by PMB Helin Donovan, LLP to us for services not included in audit fees, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings for the year ended October 31, 2014, and for the quarters ended January 31, 2015, and April 30, 2015, and fees billed by EKS&H, LLLP for the quarter ended July 31, 2015.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

PART IV

ITEM 15.    DESCRIPTION OF BUSINESS

(a)   1.             The information required by this item is included in Item 8 of Part II of this annual report.

2.             The information required by this item is included in Item 8 of Part II of this annual report.

3.             Exhibits: See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

(b)   Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(c)    Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description
*3.1	Articles of Incorporation (Previously filed with Form SB-2 Registration Statement, January 2, 2008, as amended per the 8-K filed on Oct. 12, 2010).
*3.2	Articles of Amendment dated February 28, 2013 (Attached as an exhibit to the Company’s Form 8-K dated March 8, 2013 and filed with the SEC on March 12, 2013).
*3.3	Bylaws (Previously filed with Form SB-2 Registration Statement, January 2, 2008).
*3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (Attached as an exhibit to the Company’s Form 8-K dated December 3, 2013 and filed with the SEC on December 6, 2013).
*4.1	WestMountain Gold, Inc. 2012 Stock Incentive Plan (Filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 31, 2013, and hereby incorporated by reference).
*10.1	Amended Porterfield Lease dated February 18, 2011 by and between Terra Gold Corp and Ben Porterfield (Attached as an Exhibit to the Company’s Form 10-K dated October 31, 2011 and filed with the SEC on December 20, 2011).
*10.2	Amended and Restated Revolving Credit Loan and Security Agreement dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).
*10.3	Amended and Restated Secured Convertible Promissory Note dated September 17, 2012 by and between WestMountain Index Advisor, Inc. and BOCO (Filed as exhibits on Form 8-K/A dated September 11, 2012 and filed with the SEC on October 10, 2012. Investments, LLC).
*10.4	Loan Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
*10.5	Promissory Note dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
*10.6	Security Agreement dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
*10.7	Warrant for the Purchase of Common Stock dated May 7, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K/A dated May 14, 2013 and filed with the SEC on June 6, 2013).
*10.8	Loan Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
*10.9	Promissory Note dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
*10.10	Security Agreement dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
*10.11	Warrant for the Purchase of Common Stock dated June 27, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated June 27, 2013 and filed with the SEC on July 1, 2013).
*10.12	First Amendment to Amended and Restated Secured Convertible Promissory Note dated August 1, 2013 by and between WestMountain Gold, Inc. and BOCO Investments, LLC. Attached as an exhibit to the Company’s Form 8-K dated August 29, 2013 and filed with the SEC on August 30, 2013.
*10.13	Form of Warrant for the Purchase of Preferred Stock. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
*10.14	Form of Warrant for the Purchase of Common Stock (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
*10.15	Form of Subscription Agreement for the Purchase of Preferred Stock (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
10.16	Lease Agreement signed January 1, 2015, by and between WestMountain Gold, Inc. and TLC Properties, LLC.
*10.17	Commercial Lease Amendment II signed June 5, 2013 by and between WestMountain Index Advisor, Inc. and Waterfront Property Management LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
*10.18	Commercial Lease April 1, 2011 by and between WestMountain Index Advisor, Inc. and Waterfront Property Management LLC. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
*10.19	Secured Promissory Note between WestMountain Gold, Inc. and BOCO dated February 14, 2014 (Attached as an exhibit to the Company's Form 10-Q/A dated
January 31, 2014 and filed with the SEC on March 26, 2014)
*10.20	Convertible Promissory Note dated December 17, 2013 between West Mountain Gold Inc. and BOCO Investments, LLC. (Attached as an exhibit to the Company’s Form 8-K dated December 31, 2013 and filed with the SEC on January 3, 2014).
*10.21	Letter Agreement between Raven Gold Alaska, Inc. and Terra Gold Corporation dated February 12, 2014 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
*10.22	Convertible Promissory Note between WestMountain Gold, Inc. and Dessi dated December 17, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
*10.23	Purchase Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)
*10.24	Registration Rights Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20,2013 (Attached as an exhibit to the Company's Form 10-Q/A datedJanuary 31, 2014 and filed with the SEC on March 26, 2014)
*10.25	Separation and Full Release of Claims Agreement between WestMountain Gold, Inc. and Mark Scott dated November 15, 2013 (Attached as an exhibit to the Company's Form 10-Q/A datedJanuary 31, 2014 and filed with the SEC on March 26, 2014)
*10.26	Loan and Note Modification Agreement beween WestMountain Gold, Inc and BOCO Investments, LLC dated April 15, 2014 (Attached as an exhibit to the Company's Form 8-K dated April 23, 2014 and file with the SEC on April 24, 2014)
*10.27	Amendment to Loan and Note Modification Agreement dated May 27, 2014 between WestMountain Gold, Inc. and BOCO Investments, LLC (Attached as an exhibit to the Company's Form 8-K dated June 2, 2014 and filed with the SEC on June 6, 2014)
*10.28	Employment Agreement between WestMountain Gold, Inc. and James W. Creamer III effective September 8, 2014, executed and formally excepted on
September 15, 2014 (Attached as an exhibit to the Company's Form 8-K dated September 15, 2014 and filed with the SEC on September 19, 2014)
*10.29	Loan and Note Modification Agreement by and among WestMountain Gold, Inc, BOCO Investments, LLC, Minex Exploration, Slver Verde May Mining Co.,
Dale L. Rasmussen and Michael Lavigne (Attached as an exhibit to the Company's Form 8-K dated May 26, 2015 and filed with the SEC on June 1, 2015)
*14.1	Code of Conduct & Ethics dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
21.1	Subsidiaries (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
†31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
†31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
‡32.1 and 32.2	Section 906 Certifications.
*99.1	Audit Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
*99.2	Compensation Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
*99.3	Nominations and Governance Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

*	Included in previously filed reporting documents.
†	Filed herewith
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, WestMountain Gold, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMOUNTAIN GOLD, INC.

February 16, 2016	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James W. Creamer III
James W. Creamer III
Chief Financial Officer, Director and Secretary
( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Gregory Schifrin	Chief Executive Officer	February 16, 2016
Gregory Schifrin	(Principal Executive Officer)

/s/ James W. Creamer III	Chief Financial Officer and Secretary	February 16, 2016
James W. Creamer III	(Principal Financial/Accounting Officer)