Form 10-Q
period 2016-01-31
WESTMOUNTAIN GOLD, INC.
filed 2016-03-21
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended January 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

The number of shares of common stock, $0.001 par value, issued and outstanding as of March 10, 2016: 62,038,357 shares.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WestMountain Gold, Inc.
An Exploration Stage Company
Consolidated Balance Sheets

	January 31,	October 31,
	2016	2015
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$58,193	$383,412
Prepaid expenses	156,906	26,704
Inventory	559,432	559,432
Total current assets	774,531	969,548

Equipment, net	267,876	318,804

Other Assets
Prepaid royalties	359,951	362,830
Mining claims	2,446,459	2,446,458
Security deposits	10,618	10,618
Asset retirement cost	174,401	180,149
Total Assets	$4,033,836	$4,288,407

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,122,191	$1,134,428
Accounts payable - related parties	11,300	11,300
Accrued expenses	157,721	159,313
Accrued interest	590,351	346,289
Forward contract	250,635	250,612
Derivative liability	1,237,753	867,557
Line of credit - related parties ($150,000 facility)	109,346	109,346
Promissory notes, net of discounts of $420,218 and $469,237, January 31, 2016 and October 31, 2015, respectively	4,931,897	4,882,878
Total current liabilities	8,411,194	7,761,723

Long-Term Liabilities
Asset retirement obligation	189,315	184,045
Total liabilities	8,600,509	7,945,768

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value; 987,900 shares authorized, 0 shares issued and outstanding at January 31, 2016 and October 31, 2015, respectively	-	-
Preferred Series A Convertible Stock, $0.10 par value; 12,100 shares authorized, issued and outstanding at January 31, 2016 and October 31, 2015	1,210	1,210
Common stock, $0.001 par value; 200,000,000 shares authorized, 62,038,357 and 61,650,537 shares issued and outstanding at January 31, 2016 and October 31, 2015, respectively	62,039	61,651
Additional paid in capital	17,892,325	17,831,364
Accumulated deficit	(22,522,247)	(21,551,586)
Total stockholders' deficit	(4,566,673)	(3,657,361)
Total Liabilities and Stockholders' Deficit	$4,033,836	$4,288,407

See notes to consolidated financial statements.

WestMountain Gold, Inc.
An Exploration Stage Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	January 31,	January 31,
	2016	2015
Revenue:
Sales, net	$69,085	$612,070
Total revenue	69,085	612,070

Cost of sales	-	368,192
Total cost of sales	-	368,192

Gross profit	69,085	243,878

Operating Expenses
Selling, general and administrative expenses	340,926	105,638
Exploration expenses	-	81,568
Total operating expenses	340,926	187,206

Income(Loss) from operations	(271,841)	56,672

Other income/(expense)
Interest expense	(298,374)	(391,515)
Gain(Loss) on change - derivative liability	(370,196)	536,597
Total other income/(expense)	(668,570)	145,082
Income(loss) before income taxes	(940,411)	201,754
Income tax expense	-	-
Net income(loss)	$(940,411)	$201,754
Preferred stock dividends	(30,250)	(18,345)
Income (loss) attributable to common shareholders'	$(970,661)	$183,409

Basic net (loss) income per share	$(0.02)	$0.01
Diluted net (loss) income per share	$(0.02)	$0.01
Basic weighted average common shares outstanding	61,777,000	27,485,284
Diluted weighted average common shares outstanding	61,777,000	28,090,284

See notes to consolidated financial statements.

WestMountain Gold, Inc.
An Exploration Stage Company
Consolidated Statement of Cash Flows
(unaudited)

	Three months ended
	January 31,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(940,411)	$201,754
Adjustments to reconcile net income (loss) to net cash provided by(used in) operating activities:
Depreciation and amortization	56,676	44,033
Amortization of debt discount	49,020	-
Accretion expense	5,270	-
Stock option expense	31,098	30,671
Issuance of common stock for fees	-	100,000
(Gain) Loss on forward contract	23	63
(Gain) Loss on derivative liability	370,196	(536,597)
Royalties expense	2,878	-
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(130,202)	(25,738)
Inventory	-	232,561
Accrued interest	244,062	391,452
Accounts payable and accrued liabilities	(13,829)	(350,325)
Accounts payable and accrued liabilities - related parties	-	(4,741)
Net cash (used in) provided by operating activities	(325,219)	83,133

Cash flows from financing activities:
Repayment of forward contract	-	(50,000)
Net cash (used in) financing activities	-	(50,000)

Net increase (decrease) in cash and cash equivalents	(325,219)	33,133
Cash and cash equivalents, beginning of period	383,412	22,766
Cash and cash equivalents, end of period	$58,193	$55,899

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$-	$100,000
Preferred stock dividend	$30,250	$36,690

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

The Company is currently focused on mineral production from mineralized material at the TMC Project in the state of Alaska. The TMC Project consists of 339 Alaska state mining claims plus an additional 5 unpatented lode mining claims held under lease (subject to a 3-4% net smelter return (“NSR”) royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long trend of gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2014 were renewed and the fees to maintain the Terra claims through 2015 were paid by the Company.  The property lies approximately 200 km west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

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

Over the course of the last two years, the Company was in default on all of its outstanding debt, including approximately $4.3 million of debt to BOCO Investments, our largest creditor.  These notes carried a default interest rates of 18% and 45%, which over the past two years has accrued to an additional $2.2 million.  In early 2015, the Company engaged BOCO and our other creditors to restructure our debt in a way that the Company expects will allow us to execute our business plan and to repay our debts over a reasonable amount of time.

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

As of January 31, 2016, the Company had eight secured promissory notes with BOCO Investments, LLC, and has recorded $4,261,461 in principal plus $381,831 in accrued interest.

The company had a total of $909,346 of principal payments to BOCO due on November 15, 2015 which were extended to December 15, 2015.  Because the Company was unable to make these payments, all notes to BOCO are now in default.  The note dated September 17, 2012 is currently accruing interest at the default interest rate of 18% per annum and all other notes with BOCO are currently accruing interest at a default rate of 45% per annum.  The Company continues to work with BOCO to resolve the matter.

The Company’s principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt.  WMTN plans to raise funds for each step of the TMC Project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within the Company’s control (including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

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

NOTE 2.  GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The company has incurred losses since its inception resulting in an accumulated deficit of $22,522,247 as of January 31, 2016, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WMTN and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods January 31, 2016 and 2015 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015 as filed with the SEC on February 16, 2016.

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

Metal and Other Inventory

Inventories were $559,432 as of January 31, 2016 and October 31, 2015. Inventories may include ore stockpiles (in process inventory), doré and gold bullion. All of the inventory at January 31, 2016 and October 31, 2015 were represented by ore stockpiles.  All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Inputs			Carrying Amount at
Financial Instruments	Level 1	Level 2	Level 3	January 31, 2016

Liabilities:
Forward contract	$-	$250,635	$-	$250,635
Derivative Instruments	$-	$1,237,753	$-	$1,237,753
Total	$-	$1,488,388	$-	$1,488,388

	Fair Value Measurements Using Inputs			Carrying Amount at
Financial Instruments	Level 1	Level 2	Level 3	October 31, 2015

Liabilities:
Forward contract	$-	$250,612	$-	$250,612
Derivative Instruments	$-	$867,557	$-	$867,557
Total	$-	$1,118,169	$-	$1,118,169

Market price and estimated fair value of common stock used to measure the Derivative Instruments-Warrants at January 31, 2016 and October 31, 2015:

	January 31, 2016	October 31, 2015
Market price and estimated fair value of common stock:	$0.06	$0.09
Exercise price	$0.12	$0.12
Expected term (years)	1.75	2.00
Dividend yield	-	-
Expected volatility	130.90%	133.29%
Risk-free interest rate	0.83%	0.75%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, and accounts payable approximate the fair value of the respective assets and liabilities at January 31, 2016 and October 31, 2015 based upon the short-term nature of the assets and liabilities.

Embedded Derivatives

The Company has entered into certain financial instruments and contracts, such as convertible note financing arrangements that contained embedded derivative features. Because the economic characteristics and risks of the equity-linked conversion options were not clearly and closely related to a debt-type host, the conversion features required classification and measurement as derivative financial instruments. The convertible note financing arrangements were carried as derivative liabilities, at fair value, in the financial statements until their conversion into common stock. The Company estimated the fair value of the embedded derivative features in the convertible notes by using probability weighted scenarios on the conversion price with a Black Scholes model.  The liability recorded for these embedded derivatives as of January 31, 2016 and October 31, 2015 was $1,237,753 and $867,557 respectively.

During the quarter ended January 31, 2016, the Company recognized $370,196 of other expense resulting from the increase in the fair value of the embedded derivatives from October 31, 2015.

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

As of January 31, 2016, the value of the gold obligation to Snowmass is $250,000.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the quarter ended January 31, 2016, the Company recorded additional interest expense of $23 for the change in the value of gold from October 31, 2015.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of January 31, 2016, the Company had (i) warrants for the purchase of 1,291,750 common shares; (ii) 16,267,625 common shares related to convertible promissory notes; and (iii) 605,000 common shares related to the conversion of Series A Convertible Preferred Stock (iv) options for the purchase of 1,000,000 common shares; which were considered but were not included in the computation of loss per share at January 31, 2016 because they would have been anti-dilutive.

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

Income Tax/Deferred Tax

FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. WestMountain Gold, Inc. has recognized deferred income tax benefits on net operating loss carry-forwards to the extent WestMountain Gold, Inc. believes it will be able to utilize them in future tax filings. The Company has applied a full valuation allowance on all deferred tax assets. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the three months ended January 31, 2016.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We adopted ASU 2015-17 on a prospective basis as of December 31, 2015. The adoption of ASU 2015-17 did not have an impact on our financial statements.

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

TMC has paid in total $500,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $0.50 per share. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of January 31, 2016, the Company has capitalized $850,000 related to this Claims Agreement.

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

The failure to operate in accordance with the Amended Claims or Lease Agreements could result in the Lease being terminated.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives	January 31, 2016	October 31, 2015

Mining and other equipment	2-5 years	$894,259	$894,259
Less: accumulated depreciation		(626,383)	(575,455)
		$267,876	$318,804

Depreciation expense for the three months ended January 31, 2016 and 2015 was $56,676 and $44,033 respectively.

NOTE 6. CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS

Related Party Transactions

The Company has four full-time and part-time employees. The Company shares offices with Minex Exploration LLP (“Minex”), an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex contractors for exploration and development of the Alaska property. The Company has recorded accounts payable and accrued payable for related party of $11,300 as of January 31, 2016 and October 31, 2015, respectively.  Cash payments of $11,354 were made to Minex for services during the three months ended January 31, 2016.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015, Minex converted the full $665,201 due to 5,543,350 shares of the Company’s common stock.

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

The company had a total of $909,346 of principal payments to BOCO due on November 15, 2015 which were extended to December 15, 2015.  Because the Company was unable to make these payments, all notes to BOCO are now in default.  The note dated September 17, 2012 is currently accruing interest at the default interest rate of 18% per annum and all other notes with BOCO are currently accruing interest at a default rate of 45% per annum.  The Company continues to work with BOCO to resolve the matter.

As of January 31, 2016 and October 31, 2015, the Company has the following promissory notes outstanding:

	January 31, 2016	October 31, 2015

BOCO September 17, 2012 Promissory Note	$1,852,115	$1,852,115
BOCO May 14, 2013 Promissory Note	500,000	500,000
BOCO June 27, 2013 Promissory Note	500,000	500,000
BOCO February 14, 2014 Promissory Note	1,000,000	1,000,000
BOCO May 23, 2014 Promissory Note	100,000	100,000
BOCO June 9, 2014 Promissory Note	100,000	100,000
BOCO May 1, 2015 Promissory Note	100,000	100,000
BOCO May 15, 2015 Line of Credit	109,346	109,346
Dessi December 17, 2013 Promissory Note	1,000,000	1,000,000
Andres Promissory Notes	200,000	200,000
SUBTOTAL	5,461,461	5,461,461
Debt Discount	(420,218)	(469,237)
TOTAL	$5,041,243	$4,992,224

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

Under the Transaction Documents, the Company issued an Amended and Restated Secured Convertible Promissory Note (the “September 2012 Note”) in the principal amount of $1,852,115. The September 2012 Note was due July 31, 2013 and provided for interest at 18% payable in arrears. The Note and accrued interest are convertible into common stock at the lesser of $3.00 or the lowest price at which common shares in the Company are issued in any round of financing commencing after the date of this Note and prior to the conversion, at the discretion of BOCO.  Although the effective conversion rate on the Note is now $0.12 due to the events of the Loan and Note Modification Agreement dated May 15, 2015, this conversion feature continues to be an embedded derivative and the Company has accounted for the derivative liability accordingly (see Note 3). The September 2012 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the Note. In addition, the Company issued a Warrant to purchase 1,852,115 shares of common stock at $1.50 unless the Company elects to do a future offering at a lower price. There are no registration requirements. The Transaction Documents place certain operating restrictions on the Company.  As of January 31, 2016, the principal and accrued interest due on the note is $1,981,915.

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

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015.  The Warrant was repriced and exercised at $0.05 per share. As of January 31, 2016, the principal and accrued interest due on the note is $552,424.

Promissory Note with BOCO dated June 27, 2013

On June 27, 2013, the Company entered into a Promissory Note, a Security Agreement and a Loan Agreement with BOCO. On June 27, 2013, the Company entered into a Warrant to Purchase Stock Agreement with BOCO related to this financing. All Agreements and the Warrant are the (“June 2013 Transaction Documents”).

Under the June 2013 Transaction Documents, the Company issued a Promissory Note (“June 2013 Note”) in the principal amount of $500,000. The June 2013 Note was due December 31, 2013 and provides for interest at 15%, payable in arrears. The June 2013 Note is secured by a security interest in the Company’s assets to secure the Company’s performance under the June 2013 Note.  As of January 31, 2016, the principal and accrued interest due on the note is $552,424.

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

Promissory Note with BOCO dated February 14, 2014

On February 14, 2014, the Company signed a Promissory Note with BOCO for an aggregate loan amount of $1,000,000 (the “BOCO Bridge Loan”). Repayment of the BOCO Bridge Loan was originally due December 31, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full with a default rate of 45%.  $800,000 of the proceeds from this loan were used for the acquisition of 100% interest in the TMC project from Raven Gold Alaska, Inc.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2016. As of January 31, 2016, the principal and accrued interest due on the note is $1,104,849.

Promissory Note with BOCO dated May 23, 2014

On May 23, 2014, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full. Repayment of the note was due August 22, 2014 and the default rate was 45% per annum.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the annual interest rate on this note was reduced to 8% and the maturity was extended to November 15, 2015.  As of January 31, 2016, the principal and accrued interest due on the note is $110,630.

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

Promissory Note with BOCO dated May 1, 2015

On May 1, 2015, the Company entered into a Convertible Promissory Note Agreement with BOCO Investments, LLC in the amount of $100,000. The note bears interest at 15% per annum until paid in full.  Repayment of the note and accrued interest was due October 1, 2015.

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

Secured Line of Credit with BOCO dated May 15, 2015

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015 with BOCO, the Company entered into a Secured Line of Credit Promissory Note with BOCO the allows the Company to draw up to $150,000 for approved expenses related to the 2015 mining season.  The note bears interest at 8% per annum on all outstanding balances until paid in full.  Repayment of any outstanding balance on the note and accrued interest was due October 1, 2015. As of January 31, 2016 the outstanding principal balance on the note was $109,346.  As of January 31, 2016, the principal and accrued interest due on the note is $119,453.

Promissory Note with Giuseppe Dessi dated December 17, 2013

On December 17, 2013, the Company signed a Promissory Note with an accredited investor, Giuseppe Dessi, for an aggregate loan amount of $1,000,000 (the “Dessi Bridge Loan”). Repayment of the Dessi Bridge Loan was due December 16, 2014 by repayment in cash.  The note bears interest at 8% per annum until paid in full.  All of the proceeds from this loan were used to acquire 100% interest in the TMC project from Raven Gold Alaska, Inc.  On May 1, 2015 Guiseppe Dessi and the Company executed an agreement extending the Dessi Bridge Loan note which extends it to December 16, 2016.  This note is no longer in default. As of January 31, 2016, the principal and accrued interest due on the note is $1,169,863.

Andres Unsecured Promissory Notes

On March 21, 2012 the Company entered into Promissory Note Documents with Fabian Andres and Bill Andres, existing shareholders in the Company. Under the Promissory Note Documents, the Company issued a Convertible Promissory Note to each of Fabian Andres and Bill Andres in the principal amount of $100,000 and $100,000, respectively (“the Andres Notes”). The Andres Notes were due in twelve months and provide for interest at 5% payable in arrears. The Andres Notes are convertible into common stock as $1.00 per share. In addition, the Company issued 50,000 shares of restricted common stock to each party that was expensed to interest at $1.00 per share or $100,000 during the three months ended April 30, 2012. On May 29, 2013, the Company entered into an Amendment to Convertible Promissory Note extending the due date to October 31, 2013. On October 31, 2013, the Company entered into the Second Amendment to Convertible Promissory Notes extending the due date to October 31, 2014 and subsequently entered into the Third Amendment to Convertible Promissory Note extending the note to October 31, 2015.  The Company was unable to make the payments due on October 31, 2015 and as a result these notes are currently in default.  As of January 31, 2016 the principal and accrued interest due on the Notes is $238,657.

The table below summarizes the Company’s future note maturities as of January 31, 2016:

Year ended October 31,	Notes Maturing
2016	1,109,346
2017	2,500,000
2018	1,852,115
$5,461,461

NOTE 8. EQUITY TRANSACTIONS

Series A Convertible Preferred Stock:

On August 1, 2013 the Company issued 12,100 shares of Series A. Convertible Preferred Stock (“Preferred Stock”) for $50.00 per share and each share is convertible into 50 WestMountain Gold common shares at the holders’ option.  In addition the preferred stockholders receive an annual dividend of 10% payable semi-annually, which at the Company’s discretion, may be paid in the Company’s common shares.  During the quarter ended January 31, 2016, the Company issued 387,821 shares of common stock valued at $0.078 per share to the preferred stockholders and recorded dividends of $30,250.

A summary of the warrants issued and outstanding as of January 31, 2016 is as follows:

	January 31, 2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,838,084	$1.235
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,546,334)	1.491
Outstanding at end of period	1,291,750	$0.927
Exercisable at end of period	1,291,750

	January 31, 2016
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable
230,000	3.17	$0.25	230,000
200,000	3.11	$0.50	200,000
78,000	5.23	$0.75	78,000
10,000	1.08	$0.88	10,000
375,000	1.02	$1.00	375,000
398,750	1.29	$1.50	398,750
1,291,750	2.07	$0.927	1,291,750

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

On July 6, 2015, the Company cancelled the existing options and issued 1,000,000 options to an employee to purchase shares of our common stock at $0.12 per share for a period of approximately 6.25 years.  500,000 of the options vested immediately and 250,000 options vest on each of September 8, 2015 and September 8, 2016.  The transaction was treated as a modification of the terms to the initial grant.  In accordance with ASC 718 the incremental fair value of the new options was calculated and compared to the current fair value of the original grant using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 6.25 years, expected volatility of 148.3%, risk-free rate of 2.00% and no dividend yield.  The incremental value of $6,849 is being expensed over the remaining vesting period of the options in addition to the expense schedule of the existing options, which was adjusted for the new vesting schedule.  The company recognized $31,098 in option expense for the quarter ended January 31, 2016.

A summary of the options issued and outstanding as of January 31, 2016 is as follows:

	January 31, 2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,000,000	$0.12
Issued	1,000,000	0.12
Exercised	-	-
Forfeited	1,000,000	0.50
Expired	-	-
Outstanding at end of period	1,000,000	$0.12
Exercisable at end of period	750,000	0.12

	January 31, 2016

Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable
1,000,000	5.60	$0.12	750,000

1,000,000	5.60	$0.12	750,000

NOTE 9. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

EMPLOYMENT AGREEMENTS

On September 15, 2014, the Company signed an Employment Agreement with James W. Creamer III and appointed him as Chief Financial Officer.  Under the terms of the agreement, Mr. Creamer’s salary will be $96,000 per year and is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Mr. Creamer was also granted 1,000,000 options to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment.  On July 6, 2015, the Company cancelled the existing options and issued 1,000,000 options to an employee to purchase shares of our common stock at $0.12 per share for a period of approximately 6.25 years.  500,000 of the options vested immediately and 250,000 options vest on each of September 8, 2015 and September 8, 2016.  The transaction was treated as a modification of the terms to the initial grant (See Note 8).

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and the Company is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, generally accepted accounting principles, and the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning the Company’s business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

OVERVIEW OF THE BUSINESS

(a)                 Business Background and Historical Transactions

WestMountain Gold, Inc. (“WMTN”, the “Company”, “we”, “us”, “our”, and similar phrases, as the context requires) is an exploration stage mining company, in accordance with applicable guidelines of the Securities and Exchange Commission (“SEC”), which pursues gold projects that are anticipated to have low operating costs and high returns on capital.

We were incorporated in the state of Colorado on October 18, 2007, under the name WestMountain Index Advisor, Inc. We acquired Terra Mining Corporation (“TMC”) on February 28, 2011 and accounted for the transaction as a reverse acquisition using the purchase method of accounting, whereby TMC is deemed to be the accounting acquirer (legal acquiree) and WMTN to be the accounting acquiree (legal acquirer). Our financial statements before the date of the acquisition are those of TMC with the results of WMTN being consolidated from the date of the acquisition. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded. We adopted TMC’s fiscal year, which is October 31.  On February 28, 2013, we changed our name to WestMountain Gold, Inc.

TMC’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), is currently focused on mineral production from mineralized material at a high-grade gold system called the “TMC project” in the state of Alaska. The TMC project consists of 399 Alaska state mining claims plus an additional 5 unpatented lode mining claims held under lease (subject to a 3-4% NSR royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of high-grade gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2013 were renewed in 2010.  The $136,730 of fees to maintain the Terra claims through 2015 were paid by us on November 20, 2014.  The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water wells.

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

(b)                 Material Transactions and Other Significant Business Transactions Overview

The Company did not enter into any business transactions that we consider significant during the three months ended January 31, 2016.

(c)                 Business of Issuer

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

We are exposed to various risks related to the volatility of the price of gold, our need for additional financing, our joint venture agreements, our reserve estimates, operating as a going concern, unique difficulties and uncertainties in mining exploration ventures, and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in this report and the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on February 16, 2016.

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

Comparison of Three Months Ended January 31, 2016, to Three Months Ended January 31, 2015

REVENUE

Revenue for the three months ended January 31, 2016, decreased $542,985 to $69,085 as compared to $612,070 for the three months ended January 31, 2015.  During the fiscal year ended October 31, 2014, we were unable to sale all gold processed as a result of the 2014 season.  This unsold gold was subsequently sold in the quarter ended January 31, 2015, generating higher than normal revenue for that period.  During 2015, we improved our gold sale process and were able to sell all of our gold bullion inventory for the 2015 season during the fiscal year ended October 31, 2015.  Due to these process improvements, revenue dropped substantially for the three months ended January 31, 2016, as compared to the three months ended January 31, 2015, and the only revenue the Company had during three months ended January 31, 2016, was from the reprocessing of ore concentrates which were a byproduct of the 2015 season milling process.  Because of the seasonality of the Company’s operations, revenue during the quarters ended January 31 are expected to be minimal until we are able to commence year-round operations.

As of January 31, 2016, the Company had ore inventory valued at $559,432, which we anticipate being able to process and convert into revenues during the third quarter of 2016.

COST OF SALES

Cost of sales for the three months ended January 31, 2016, decreased $368,192 to $-0- as compared to $368,192 for the three months ended January 31, 2015.  This decrease was attributable the fact that all sales for the three months ended January 31, 2016, were the result of reprocessing ore concentrates for which the costs were accounted for during the original milling process.  The cost of sales for the three months ended January 31, 2015, was the result of high amounts of unsold gold from the 2014 season due to poor gold sales processes (which were subsequently improved during the 2015 season).  Additionally, the Company was able to decrease the per ounce cost of sales from approximately $700 per ounce in 2014 to approximately $575 per ounce in 2015 and management believes that in can maintain this lower cost per ounce or even continue to decrease the cost going forward.

EXPENSES

Selling, general and administrative expenses for the three months ended January 31, 2016, increased $235,288 to $340,926 as compared to $105,638 for the three months ended January 31, 2015.  Such expenses for the three months ended January 31, 2016, and 2015 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs.

NET LOSS

Net loss for the three months ended January 31, 2016, was $940,411 as compared to a net income of  $201,754 for the three months ended January 31, 2015. The net loss for the three months ended January 31, 2016, included $515,161 of non-cash expenses comprised of $31,098 in expenses related to stock option expense, $56,676 related to depreciation and amortization of fixed assets, $49,020 related to the amortization of debt discount, and $370,196 of loss on our derivative liability. The net loss for the three months ended January 31, 2015, included $361,830 of non-cash expenses comprised of $100,000 in expenses related to the issuance of common stock for services, gain on derivative liability of $536,597, loss on forward sale contracts and loan agreements of $63, expense in the amount of $30,671 related to stock option expense and $44,033 related to depreciation and amortization of fixed asset and asset retirement cost.

The increase in net loss was due to a combination of decreasing revenues an increase in our operating expenses. While operating expenses should remain fairly stable for the next year, management believes that it can grow revenues during the remainder of 2016 and should be able to realize decreases in our net loss compared to the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2016, we had a working capital deficit of approximately $7,636,663.  We had a cash balance of $58,193, prepaid expenses of $156,906, and ore inventory of $559,432 offset by current liabilities of $8,411,194.  Current liabilities consisted of forward contract of $250,635, derivative liabilities of $1,237,753 and promissory notes and line of credit of $5,461,461, debt discount of $420,218 and accumulated interest of $590,351 as of January 31, 2016.

Over the course of the last two years, the Company became in default on all of its outstanding debt, including approximately $4.3 million of debt to BOCO Investments, our largest creditor. These notes carried a default interest rate of 18% and 45%, which over the past two years has accrued to an additional $2.2 million.  In early 2015, the Company engaged BOCO and our other creditors to restructure our debt in a way that allows us to execute our business plan and puts us on a path to repay our debts over a reasonable amount of time.

On May 26, 2015, the Company received from BOCO the fully executed Loan and Note Modification Agreement dated as of May 15, 2015 (the “Loan Modification Agreement”) between the Company, its directors, BOCO, and two other creditors of the Company. The Loan Modification Agreement modifies all outstanding Loan Agreements, Security Agreements and related Promissory Notes between the Company and BOCO (collectively, the “Loan Documents”) that were previously in default and extends the repayment and maturity dates over the course of a three year period in addition converting all outstanding accrued interest in the amount of $2,221,159 and principal in the amount of $300,000 under notes to equity and lowering the annual interest rate on all BOCO notes to 8%.

Additionally, in connection with the Loan Modification Agreement, the Company obtained a $150,000 line of credit facility from BOCO Investments LLC. As of January 31, 2016 we had drawn $109,346 on this facility, along with balances due on six secured promissory notes to BOCO Investments, LLC of $4,261,461 plus accrued interest of $381,831. (see Note 7 to the financial statements). Under the terms of the Note and Loan Modification Agreement, the Company was due to repay all outstanding balances of the $150,000 credit facility by October 1, 2015 and $700,000 of the BOCO Notes by November 15, 2015.

This restructuring of this debt not only resolved the Company’s default situation at that time, but also significantly lowered our interest expense moving forward and positioned the Company to be able to continue mining operations and pay these notes down over a three-year period.  Unfortunately, the Company was unable to repay $909,346 of notes that were due on October 1, 2015, and November 15, 2015.  Although BOCO extended the notes until December 15, 2015, the notes are once again in default and we are currently working with BOCO to resolve the matter.  Management believes that the Company and BOCO will reach a resolution on the default issue prior to the end of the Company’s second quarter.

In the course of its start-up activities, the Company has sustained operating losses.  Expenses incurred from October 18, 2007, (date of inception) through January 31, 2016, relate primarily to the Company’s formation, general administrative activities, property acquisition, and limited operations.  Although our limited operations are beginning to generate revenue, which is providing capital and liquidity for the Company, there can be no assurance if and when such revenue will be sufficient to fully support our operations.  Therefore, we will need to continue raising of capital through the issuance of equity and/or debt as our principal source of liquidity over the next several years to continue operations and fund our growth.  The Company plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  We believe this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since our ability to raise additional capital will be affected by many factors, most of which are not within our control (including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on February 16, 2016), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

In the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on February 16, 2016, our independent registered accounting firm expressed substantial doubt about our ability to continue as a going concern as a result of the Company’s history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans to pursue the TMC project as described in this Form 10-Q. The outcome of these matters cannot be predicted at this time. The Company’s consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue our business.

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

NET CASH PROVIDED BY/USED IN OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended January 31, 2016, was $325,219. This amount was primarily related to accrued interest of $244,062, and non-cash expenses of $515,161; offset by the net loss of 940,411, decreases in accounts payable and accrued liabilities of $13,829 and an increase in prepaid expenses of $130,202. Non-cash expenses include $56,676 of depreciation and amortization, $49,020 of amortization of debt discount, $5,270 of accretion expense, stock option expense of $31,098, loss on forward contracts of $23, loss on derivative liabilities of $370,196; and $2,878 of royalty expense during the three months ended January 31, 2016.

NET CASH PROVIDED BY/USED IN INVESTING ACTIVITIES

The Company did not engage in any activities that it classified as investing activities during the three months ended January 31, 2016 and January 31, 2015.

NET CASH USED IN FINANCING ACTIVITIES

The Company did not engage in any activities that it classified as financing activities for the three months ended January 31, 2016. During the three months ended January 31, 2015, we had a $50,000 payment to Ben Porterfield for prepaid royalties.

Our unaudited contractual cash obligations as of January 31, 2016, are summarized in the table below:

Years ended October 31,	Total
2016	$170,372
2017	$171,382
2018	$137,000
2019	$137,000
Total	$615,754

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on the Company’s operations.

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

Metal and Other Inventory

Inventories may include unprocessed ore, doré and unsold gold and silver. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of January 31, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to limited accounting and reporting personnel and a lack of segregation of duties due to limited financial resources and the size of our Company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the assessment for the three months ended January 31, 2016, management identified the following material weaknesses:

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

b) Changes In Internal Control Over Financial Reporting

During the quarter ended January 31, 2016, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended January 31, 2016, the TMC project was in production and as such, we were subject to regulation by MSHA under the Mine Act.

The TMC project had no health and safety violations, orders or citations under the Federal Mine Safety and Health Act of 1977, during the quarter ended January 31, 2016 and the Company had no injuries or fatalities.  Additionally, during the three months ended January 31, 2016, and as of the date of the filing of this Annual Report, there are no pending legal actions involving the TMC project.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

*10.13	Form of Warrant for the Purchase of Preferred Stock. (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
*10.14	Form of Warrant for the Purchase of Common Stock (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
*10.15	Form of Subscription Agreement for the Purchase of Preferred Stock (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
*10.16	Lease Agreement signed January 1, 2015, by and between WestMountain Gold, Inc. and TLC Properties, LLC.
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

Date: March 21, 2016	WESTMOUNTAIN GOLD, INC.
(Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James W. Creamer III
James W. Creamer III
Chief Financial Officer
(Principal Financial Officer)