Form 10-Q
period 2016-04-30
WESTMOUNTAIN GOLD, INC.
filed 2016-06-20
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended April 30, 2016

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

The number of shares of common stock, $0.001 par value, issued and outstanding as of June 20, 2016: 74,038,357 shares.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Balance Sheets

	April 30, 2016	October 31, 2015

ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$288,872	$383,412
Prepaid expenses	175,631	26,704
Inventory	559,432	559,432
Total current assets	1,023,935	969,548

Equipment, net	296,319	318,804

Other Assets
Prepaid royalties	484,951	362,830
Mining claims	2,446,458	2,446,458
Security deposits	10,618	10,618
Asset retirement cost	168,653	180,149
Total Assets	$4,430,934	$4,288,407

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,150,435	$1,134,428
Accounts payable - related parties	11,300	11,300
Accrued expenses	165,100	159,313
Accrued interest	967,459	346,289
Forward contract	250,726	250,612
Derivative liability	514,574	867,557
Line of credit - related parties ($640,000 and $150,000 facility)	640,663	109,346
Promissory notes, net of discounts of $369,056 and $469,237, April 30, 2016 and October 31, 2015, respectively	5,108,059	4,882,878
Total current liabilities	8,808,316	7,761,723

Long-Term Liabilities
Asset retirement obligation	194,759	184,045
Total liabilities	9,003,075	7,945,768

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value; 987,900 shares authorized, 0 shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively	-	-
Preferred Series A Convertible Stock, $0.10 par value; 12,100 shares authorized, issued and outstanding at April 30, 2016 and October 31, 2015	1,210	1,210
Common stock, $0.001 par value; 200,000,000 shares authorized, 62,038,357 and 61,650,537 shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively	62,039	61,651
Additional paid in capital	17,923,423	17,831,364
Accumulated deficit	(22,558,813)	(21,551,586)
Total stockholders' deficit	(4,572,141)	(3,657,361)
Total Liabilities and Stockholders' Deficit	$4,430,934	$4,288,407

See notes to consolidated financial statements.

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

Revenue:
Sales, net	$-	$119,725	$69,085	$731,795
Total revenue	-	119,725	69,085	731,795

Cost of sales	-	378,953	-	828,713
Total cost of sales	-	378,953	-	828,713

Gross profit	-	(259,228)	69,085	(96,918)
Operating Expenses
Selling, general and administrative expenses	325,941	112,628	666,867	218,266
Total operating expenses	325,941	112,628	666,867	218,266

Loss from operations	(325,941)	(371,856)	(597,782)	(315,184)

Other income/(expense)
Interest expense	(433,804)	(378,630)	(732,178)	(770,145)
Gain(Loss) on change - derivative liability	723,179	226,750	352,983	763,347
Total other income/(expense)	289,375	(151,880)	(379,195)	(6,798)

Net loss before income taxes	(36,566)	(523,736)	(976,977)	(321,982)
Income tax expense	-	-	-	-
Net loss	$(36,566)	$(523,736)	$(976,977)	$(321,982)
Preferred stock dividends	-	-	$(30,250)	$(18,345)
Net loss attributable to common shareholders	$(36,566)	$(523,736)	$(1,007,227)	$(340,327)

Basic net loss per share	$(0.00)	$(0.02)	$(0.02)	$(0.01)
Diluted net loss per share	$(0.00)	$(0.02)	$(0.02)	$(0.01)
Basic weighted average common shares outstanding	62,038,357	27,592,164	61,906,242	27,537,838
Diluted weighted average common shares outstanding	62,038,357	27,592,164	61,906,242	27,537,838

See notes to consolidated financial statements.

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended April 30,

	2016	2015
Cash flows from operating activities
Net (loss) income	$(976,977)	$(321,982)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Depreciation and amortization	111,542	88,065
Amortization of debt discount	100,181	-
Accretion expense	10,714	-
Stock option expense	62,196	61,340
(Gain) Loss on forward contract	114	6
(Gain) Loss on derivative liability	(352,983)	(763,347)
Royalties expense	2,879	-
Changes in operating assets and operating liabilities:
Prepaid expenses	(148,927)	(27,151)
Inventory	-	425,234
Accrued interest	621,170	770,140
Accounts payable and accrued liabilities	21,794	(70,476)
Accounts payable and accrued liabilities - related parties	-	(4,904)
Prepaid royalties	(125,000)
Net cash (used in) provided by operating activities	(673,297)	156,925

Cash flows from investing activities:
Capital expenditures	(77,560)	-
Cash used in merger	-	(100,000)
Net cash (used in) investing activities	(77,560)	(100,000)

Cash flows from financing activities:
Proceeds from promissory note, related party	125,000	-
Repayment of forward contract	-	(50,000)
Proceeds from line of credit, related party	531,317	-
Net cash provided by (used in) financing activities	656,317	(50,000)

Net increase (decrease) in cash and cash equivalents	(94,540)	6,925
Cash and cash equivalents, beginning of period	383,412	22,766
Cash and cash equivalents, end of period	$288,872	$29,691

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$-	$100,000
Preferred stock dividend	$30,250	$36,690

See notes to consolidated financial statements.

WESTMOUNTAIN GOLD, INC.

AN EXPLORATION STAGE COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Over the course of the last two years, the Company was in default on all of its outstanding debt, including approximately $4.9 million of notes payable to BOCO Investments LLC (“BOCO”), our largest creditor and majority shareholder. These notes have default interest rates of 18% and 45%, which over the past two years has accrued to an additional $3.6 million. In early 2015, the Company engaged BOCO and other creditors to restructure our debt in a way that the Company expects will allow us to execute our business plan and to repay our debts over a reasonable amount of time.

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

As of April 30, 2016, the Company had ten secured promissory notes with BOCO Investments, LLC, and has recorded $4,917,778 in principal plus $736,746 in accrued interest.

The company had a total of $909,346 of principal payments to BOCO due on November 15, 2015 which were extended to December 15, 2015.  Because the Company was unable to make these payments, all notes to BOCO are now again in default.  The note dated September 17, 2012 is currently accruing interest at the default interest rate of 18% per annum and all other notes with BOCO, prior to 2016, are currently accruing interest at a default rate of 45% per annum.  The 2016 note and line of credit are currently accruing at a default interest rate of 20%. The Company recently received a notice of default and demand for immediate payment in full of the notes (see Note 10, Subsequent Events, for more detailed discussion thereof) and continues to work with BOCO to resolve the matter.

NOTE 2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since its inception resulting in an accumulated deficit of $22,558,813 as of April 30, 2016, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WMTN and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods April 30, 2016 and 2015 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015 as filed with the SEC on February 16, 2016.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation

These consolidated financial statements include the Company’s consolidated financial position, results of operations, and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Equipment

Equipment consists of machinery, heavy equipment, furniture and fixtures and software, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 2 -5 years.

Metal and Other Inventory

Inventories were $559,432 as of April 30, 2016 and October 31, 2015. Inventories may include ore stockpiles (in process inventory), doré and gold bullion. All of the inventory at April 30, 2016 and October 31, 2015 were represented by ore stockpiles.  All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as overhead costs directly relating to mining activities.

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.  Current bulk sampling operations have been “de minimis” therefore no amortization has been recorded.

Long-Lived Assets

The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.  As of April 30, 2016 and October 31, 2015, there are no impairments recognized.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying Amount at April 30, 2016
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$250,726	$-	$250,726
Derivative Instruments	$-	$514,574	$-	$514,574
Total	$-	$765,300	$-	$765,300

				Carrying Amount at October 31, 2015
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$250,612	$-	$250,612
Derivative Instruments	$-	$867,557	$-	$867,557
Total	$-	$1,118,169	$-	$1,118,169

Market price and estimated fair value of common stock used to measure the Derivative Instruments at April 30, 2016 and October 31, 2015:

	April 30, 2016	October 31, 2015

Market price and estimated fair value of common stock:	$0.10	$0.09
Exercise price	$0.12	$0.12
Expected term (years)	1.50	2.00
Dividend yield	-	-
Expected volatility	126.85%	133.29%
Risk-free interest rate	0.77%	0.75%

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, and accounts payable approximate the fair value of the respective assets and liabilities at April 30, 2016 and October 31, 2015 based upon the short-term nature of the assets and liabilities.

Embedded Derivatives

The Company has entered into certain financial instruments and contracts, such as convertible note financing arrangements that contained embedded derivative features. Because the economic characteristics and risks of the equity-linked conversion options were not clearly and closely related to a debt-type host, the conversion features required classification and measurement as derivative financial instruments. The convertible note financing arrangements were carried as derivative liabilities, at fair value, in the financial statements until their conversion into common stock. The Company estimated the fair value of the embedded derivative features in the convertible notes by using probability weighted scenarios on the conversion price with a Black Scholes model.  The liability recorded for these embedded derivatives as of April 30, 2016 and October 31, 2015 was 514,574 and $867,557 respectively.

During the quarter ended April 30, 2016, the Company recognized $723,179 of other income resulting from the decrease in the fair value of the embedded derivatives from January 31, 2016. During the six months ended April 30, 2016, the Company recognized $352,983 of other income resulting from the decrease in the fair value of the embedded derivatives from October 31, 2015.

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

The Company is continuing to negotiate with the third lender, Snowmass Mining Co., LLC, who is owed $250,000 (payable in cash or gold), together with interest thereon from September 15, 2013.  The Company  paid Snowmass the sum of $50,000 during the year ended October 31, 2015.

As of April 30, 2016, the value of the gold obligation to Snowmass is $250,000.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the quarter ended April 30, 2016, the Company recorded additional interest expense of $91 for the change in the value of gold from January 31, 2016. During the six months ended April 30, 2016, the Company recorded additional interest expense of $114 for the change in the value of gold from October 31, 2015.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of April 30, 2016, the Company had (i) warrants for the purchase of 1,291,750 common shares; (ii) 16,267,625 common shares related to convertible promissory notes; and (iii) 605,000 common shares related to the conversion of Series A Convertible Preferred Stock (iv) options for the purchase of 1,000,000 common shares; which were considered but were not included in the computation of loss per share at April 30, 2016 because they would have been anti-dilutive.

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

Income Tax/Deferred Tax

FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. WestMountain Gold, Inc. has recognized deferred income tax benefits on net operating loss carry-forwards to the extent WestMountain Gold, Inc. believes it will be able to utilize them in future tax filings. The Company has applied a full valuation allowance on all deferred tax assets. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the six months ended April 30, 2016.

Recent Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and tangible assets within the scope of Topic 350, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•	Identify the contract(s) with a customer.

•	Identify the performance obligations in the contract.

•	Determine the transaction price.

•	Allocate the transaction price to the performance obligations in the contract.

•	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the effect this ASU may have on its consolidated financial statements.

ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40)

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company beginning the quarter ending on January 31, 2017. Early application is permitted. The Company is evaluationg, the effect this ASU may have on its consolidated financial statements.

ASU 2015-17, Balance Sheet Classification of Deferred Taxes

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

FASB Accounting Standards Update No. 2016-02, Leases (Topic 832)

Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.  The Company is evaluating the effect this ASU may have on its consolidated financial statements.

NOTE 4. AGREEMENTS

Exploration, Development and Mine Operating Agreements

Amended Claims and Lease Agreements with Ben Porterfield

On January 7, 2011, Terra Mining Corporation (“TMC”) entered into an Amended Claims Agreement with Ben Porterfield related to five mining claims known as Fish Creek 1-5 (ADL-648383 through ADL--648387), which claims have been assigned to the TMC Project. As part of this Amended Claims Agreement, Ben Porterfield consented to certain conveyances, assignments, contributions and transfers related to the above five mining claims.

The Amended Lease Agreement, which incorporates the Lease dated March 22, 2005 and the September 27, 2010 Consent between Ben Porterfield and AngloGold Ashanti (USA) Exploration Inc., has a term of ten years, which can be extended for an additional ten years with thirty days written notice. The Amended Lease Agreement defines terms and conditions and requires the following minimum advance royalties:

●	Payment of $100,000 annually on March 22, 2011 (paid).

●	Payment of $100,000 annually on March 22, 2012 (paid), 2013 (paid), 2014 (paid), through March 22, 2015 (paid).

●	2015 payment of $100,000 due on March 22, 2015 was made on May 1, 2015.
●	Payment of $125,000 annually beginning March 22, 2016 through the termination of the Amended Claims Agreement.

●	2016 payment of $125,000 due on March 22, 2016 was made on April 14, 2016.

The Company can terminate the Amended Lease Agreement with the payment of $875,000, less $75,000 paid during the years 2006-2011. The payment may be paid over three annual payments.

TMC has paid in total $500,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $0.50 per share. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of April 30, 2016, the Company has capitalized $975,000 related to this Claims Agreement.

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

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives
		April 30, 2016	October 31, 2015

Mining and other equipment	2-5 years	$971,820	$894,259
Less: accumulated depreciation		(675,501)	(575,455)
		$296,319	$318,804

Depreciation expense for the six months ended April 30, 2016 and 2015 was $111,542 and $88,065, respectively. Depreciation expense for the three months ended April 30, 2016 and 2016 was $54,866 and $44,033, respectively.

NOTE 6. CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS

Related Party Transactions

The Company has four full-time and part-time employees. The Company shares offices with Minex Exploration LLP (“Minex”), an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex contractors for exploration and development of the Alaska property. The Company has recorded accounts payable and accrued payable for related party of $11,300 as of April 30, 2016 and October 31, 2015, respectively.  Cash payments of $11,354 were made to Minex for services during the six months ended April 30, 2016.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015, Minex converted the full $665,201 due to 5,543,350 shares of the Company’s common stock.

Secured Promissory and Promissory Notes with BOCO

From time to time, the Company entered into promissory notes and other agreements with BOCO, our majority shareholder, related to loans from BOCO to the Company.  As of the date of this Quarterly Report, BOCO is, or has rights to become, the beneficial owner of approximately 54.7% of the issued and outstanding shares of the Company’s common stock.  The current status of BOCO loans to the Company and their terms are described in Note 7, Promissory Notes, and Note 10, Subsequent Events.

NOTE 7. PROMISSORY NOTES

On May 26, 2015, the Company received from BOCO the fully executed Loan and Note Modification Agreement dated as of May 15, 2015 (the “Loan Modification Agreement”) between the Company, its directors, BOCO, and two other creditors of the Company. The Loan Modification Agreement modified all outstanding Loan Agreements, Security Agreements and related Promissory Notes between the Company and BOCO  (collectively, the “Loan Documents”) that were previously in default and extended the repayment and maturity dates of the debt as follows:

●	$100,000 plus interest was due and payable on October 1, 2015;

●	Approximately $700,000 plus interest was due and payable to BOCO on November 15, 2015;

●	Approximately $1,500,000 plus interest shall be due and payable to BOCO on November 15, 2016;

●	The remaining principal amount of approximately $1,852,115 plus interest shall be due and payable to BOCO on November 15, 2017.

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

The Company had a total of $909,346 of principal payments to BOCO due on November 15, 2015 which were extended to December 15, 2015.  Because the Company was unable to make these payments, all notes to BOCO that were the subject of the Loan Modification Agreement are again now in default.  As a result of the default on the notes that are the subject of the Loan Modification Agreement, the subsequent promissory note dated March 2, 2016, and line of credit promissory note dated April 12, 2016, made by the Company in favor of BOCO, as described below, are also in default.  The note dated September 17, 2012 is currently accruing interest at the default interest rate of 18% per annum and all other notes, prior to 2016, with BOCO are currently accruing interest at a default rate of 45% per annum.  As part of the terms for the 2016 note and line of credit, the Company is accruing interest at the default interest rate of 20%. The Company recently received a notice of default and demand for immediate payment in full of the notes (see Note 10, Subsequent Events, for more detailed discussion thereof) and continues to work with BOCO to resolve the matter.

Promissory Note with BOCO dated March 22, 2016

On March 22, 2016, the Company entered into a Promissory Note Agreement with BOCO Investments, LLC in the amount of $125,000. The note bears interest at 8% per annum until paid in full. The note is due March 22, 2017, but due to the cross default provision of the other notes, the note is in default with a default rate of 20% per annum. As of April 30, 2016, the principal and accrued interest due on the note is $127,739.

Secured Line of Credit with BOCO dated April 12, 2016

On April 12, 2016 , the Company entered into a Secured Line of Credit Promissory Note with BOCO that allows the Company to draw up to $640,000 for approved expenses related to the 2016 mining season and associated operations.  The note bears interest at 8% per annum on all outstanding balances until paid in full.  The note is due October 31, 2018, but due to the cross default provision of the other notes, the note is in default with a default rate of 20% per annum. As of April 30, 2016, the principal and accrued interest due on the note is $533,391.

As of April 30, 2016 and October 31, 2015, the Company has the following promissory notes outstanding:

	April 30, 2016	October 31, 2015

BOCO September 17, 2012 Promissory Note	$1,852,115	$1,852,115
BOCO May 7, 2013 Promissory Note	500,000	500,000
BOCO June 27, 2013 Promissory Note	500,000	500,000
BOCO February 14, 2014 Promissory Note	1,000,000	1,000,000
BOCO May 23, 2014 Promissory Note	100,000	100,000
BOCO June 9, 2014 Promissory Note	100,000	100,000
BOCO May 1, 2015 Promissory Note	100,000	100,000
BOCO May 15, 2015 Line of Credit	109,346	109,346
BOCO April 12, 2016 Line of Credit	531,317	-
BOCO March 22, 2016 Promissory Note	125,000	-
Dessi December 17, 2013, Promissory Note	1,000,000	1,000,000
Andres Promissory Notes	200,000	200,000
SUBTOTAL	6,117,778	5,461,461
Debt Discount	(369,056)	(469,237)
TOTAL	$5,748,722	$4,992,224

NOTE 8. EQUITY TRANSACTIONS

Series A Convertible Preferred Stock:

On August 1, 2013 the Company issued 12,100 shares of Series A. Convertible Preferred Stock (“Preferred Stock”) for $50.00 per share and each share is convertible into 50 WestMountain Gold common shares at the holders’ option.  In addition the preferred stockholders receive an annual dividend of 10% payable semi-annually, which at the Company’s discretion, may be paid in the Company’s common shares.  During the six months ended April 30, 2016, the Company issued 387,821 shares of common stock valued at $0.078 per share to the preferred stockholders and recorded dividends of $30,250.

A summary of the warrants issued and outstanding as of April 30, 2016 is as follows:

	April 30, 2016
		Weighted Average Exercise Price

	Shares
Outstanding at beginning of period	2,838,084	$1.235
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,546,334)	1.491
Outstanding at end of period	1,291,750	$0.927
Exercisable at end of period	1,291,750

	April 30, 2016
	Weighted Average Remaining Life	Weighted Average Exercise Price

Number of Warrants			Shares Exercisable

230,000	2.92	$0.25	230,000
200,000	2.86	$0.50	200,000
78,000	4.98	$0.75	78,000
10,000	0.83	$0.88	10,000
375,000	0.78	$1.00	375,000
398,750	1.05	$1.50	398,750
1,291,750	1.82	$0.927	1,291,750

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

On July 6, 2015, the Company cancelled the existing options and issued 1,000,000 options to an employee to purchase shares of our common stock at $0.12 per share for a period of approximately 6.25 years.  500,000 of the options vested immediately and 250,000 options vest on each of September 8, 2015 and September 8, 2016.  The transaction was treated as a modification of the terms to the initial grant.  In accordance with ASC 718 the incremental fair value of the new options was calculated and compared to the current fair value of the original grant using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 6.25 years, expected volatility of 148.3%, risk-free rate of 2.00% and no dividend yield.  The incremental value of $6,849 is being expensed over the remaining vesting period of the options in addition to the expense schedule of the existing options, which was adjusted for the new vesting schedule.  The Company recognized $62,196 in option expense for the six months ended April 30, 2016.

A summary of the options issued and outstanding as of April 30, 2016 is as follows:

	April 30, 2016
		Weighted Average Exercise Price

	Shares
Outstanding at beginning of period	1,000,000	$0.12
Issued	1,000,000	0.12
Exercised	-	-
Forfeited	1,000,000	0.50
Expired	-	-
Outstanding at end of period	1,000,000	$0.12
Exercisable at end of period	750,000	0.12

	April 30, 2016
	Weighted Average Remaining Life	Weighted Average Exercise Price

Number of Options			Shares Exercisable

1,000,000	5.33	$0.12	750,000

1,000,000	5.33	$0.12	750,000

NOTE 9. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, including default conditions on outstanding debt, there are no pending legal proceedings or unasserted claims against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

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

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years ended October 31,	Total

2016	$42,372
2017	$46,382
2018	$12,000
2019	$12,000
Total	$112,754

NOTE 10. SUBSEQUENT EVENTS

Default Notice

On May 25, 2016, WestMountain Gold, Inc. (the “Company”) received correspondence from BOCO Investments, LLC (“BOCO”) making a formal demand for immediate payment of all amounts due under the following promissory notes made by the Company in favor of BOCO (collectively, the “Notes”):

•         September 17, 2012, Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,852,115;

•         May 7, 2013, Promissory Note in the principal amount of $500,000;

•         June 27, 2013, Promissory Note in the principal amount of $500,000;

•         February 14, 2014, Secured Promissory Note in the principal amount of $1,000,000;

•         May 23, 2014, Secured Convertible Promissory Note in the principal amount of $100,000;

•         June 9, 2014, Secured Convertible Promissory Note in the principal amount of $100,000;

•         May 1, 2015, Promissory Note in the principal amount of $100,000;

•         May 15, 2015, Secured Promissory Note in the principal amount of $109,346.31;

•         March 22, 2016, Secured Promissory Note in the principal amount of $125,000; and

•         April 12, 2016, Secured Promissory Note in the principal amount of $531,317.

The total amount of principal and interest due under the Notes as of May 25, 2016, was approximately $5,714,841.

The Notes are secured by the assets of the Company pursuant to the Security Agreement entered into by the Company and BOCO dated June 27, 2013, and the Security and Inter-Creditor Agreement entered into by the Company and BOCO dated May 15, 2015 (collectively, the “Security Agreements”).

The Company has been in default under the Notes since December 15, 2015, when it failed to make payments on certain of the Notes when they became due.  Since that time, the Company has been working with BOCO to resolve the default issues.  The Company is currently considering its options with respect to BOCO’s correspondence, including continuing discussions with BOCO.

Equity Investment

On June 17, 2016, the Company entered into and closed an equity investment in the Company pursuant to certain Common Stock and Warrant Purchase Agreements (the “Purchase Agreements”) with certain accredited investors listed below (collectively, the “Investors”).  Pursuant to the Purchase Agreements, the Company sold twelve million (12,000,000) shares of its common stock, par value $0.001 (each a “Share” and, collectively, the “Shares”).  The Shares were sold at a purchase price of three cents ($0.03) per Share, for an aggregate purchase price of three hundred sixty thousand dollars ($360,000).

Each Share purchased also includes 3.25 warrants, each for the purchase of an additional Share at a purchase price of seven cents ($0.07) per Share (each a “Warrant” and, collectively, the “Warrants”), exercisable on or before the date that is seven (7) years from the date of issuance thereof pursuant to those certain Warrant for the Purchase of Common Stock of WestMountain Gold, Inc. (the “Warrant Forms”).  A total of thirty-nine million (39,000,000) Warrants were sold by the Company as a result of this transaction.

As a condition to the investment, the Company is required to indemnify each of the Investors with respect to certain events and to release all claims that may be brought by or on behalf of the Company against each of the Investors, as described more fully in the Purchase Agreements.  The Purchase Agreements and Warrant Forms otherwise include customary terms for a transaction of this nature, including registration rights related to the underlying Shares.

The Shares and Warrants were purchased by the respective Investors as follows:

Investor Name	Purchase Price Paid	Shares Purchased	Warrants Purchased
Richard Bloom	$57,000	1,900,000	6,175,000
Bloom Family Investments Limited Partnership	$57,000	1,900,000	6,175,000
Patrick J. Kanouff	$18,000	600,000	1,950,000
Brian Klemsz	$114,000	3,800,000	12,350,000
Joseph C. Zimlich	$114,000	3,800,000	12,350,000

As a result of the transaction, each of Richard Bloom (directly and indirectly through Bloom Family Investments Limited Partnership), Brian Klemsz, and Joseph C. Zimlich is, or has rights to become, the beneficial owner of greater than 10% of the issued and outstanding shares of the Company’s common stock.

Joseph C. Zimlich is the President of the Managing Member of BOCO. As of the date of this Quarterly Report, BOCO is, or has rights to become, the beneficial owner of approximately 54.7% of the issued and outstanding shares of the Company’s common stock and is the primary creditor of the Company (as discussed above, the Company is currently in default on all loans made by BOCO to the Company).

The preceding descriptions of the Purchase Agreements and the Warrant Forms are incomplete and qualified in their entirety by reference to the complete text of the Purchase Agreements and the Warrant Forms, respectively, forms of which are attached as Exhibits to this Quarterly Report of the Company. The Purchase Agreements and the Warrant Forms for each of the Investors are substantially identical but for the amounts of the investment and number of Shares and Warrants issued.

The transactions described above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

(b)                 Material Transactions and Other Significant Business Transactions Overview

The Company entered into the following business transactions that we consider significant during the three months ended April 30, 2016.

March 2016 Promissory Note

On March 22, 2016, the Company entered into a Secured Promissory Note (the “March 2016 Note”) with BOCO pursuant to which the Company borrowed funds in the amount of one hundred twenty-five thousand dollars ($125,000).  The March 2016 Note accrues interest at eight percent (8%) per annum and is due in full on March 22, 2017 (the “Maturity Date”).  The March 2016 Note also provides for an increase in the interest rate to twenty percent (20%) in the event the Company fails to pay the outstanding balance on demand following the Maturity Date.  As of the date of this Quarterly Report, the March 2016 Note is in default and accruing interest at the default rate (as discussed in detail in Notes 7 and 10 to the Financial Statements in Item 1, above).

The March 2016 Note is secured by the assets of the Company pursuant to the Security Agreement entered into by the Company and BOCO dated June 27, 2013, and the Security and Inter-Creditor Agreement entered into by the Company and BOCO dated May 15, 2015 (collectively, the “Security Agreements”).  The March 2016 Note also includes a ratification by the Company of the validity of certain prior obligations entered into with BOCO, many of which are also subject to the Security Agreements.

The funds borrowed under the March 2016 Note were paid to Ben Porterfield to maintain rights to certain mining claims pursuant to the Amended Claims Agreement entered into by the Company and Ben Porterfield dated January 7, 2011.

April 2016 Promissory Note

On April 12, 2016, the Company entered into a Secured Promissory Note (the “April 2016 Note”) with BOCO providing for a line of credit against which the Company may borrow funds in the amount of up to six hundred forty thousand dollars ($640,000).  As of the date of this Quarterly Report, the Company has borrowed $531,317 under the April 2016 Note.

The April 2016 Note accrues interest at eight percent (8%) per annum and is due in full on October 31, 2018 (the “Maturity Date”).  The April 2016 Note also provides for an increase in the interest rate to twelve percent (12%) over the stated interest rate in the Note in the event the Company fails to pay the outstanding balance on demand following the Maturity Date.  As of the date of this Quarterly Report, the April 2016 Note is in default and accruing interest at the default rate (as discussed in detail in Notes 7 and 10 to the Financial Statements in Item 1, above).

Under the terms of the April 2016 Note, the Company may request advances on the Note in increments of no less than ten thousand dollars ($10,000) up until thirty (30) days before the Maturity Date.  When requesting an advance, the Company is required to provide any information requested by BOCO in connection with BOCO’s determination of whether to advance the funds requested.  However, BOCO retains the right to decline to provide any such requested advance, with or without reason.

The April 2016 Note is secured by the assets of the Company pursuant to the Security Agreements.  The Note also includes a ratification by the Company of the validity of certain prior obligations entered into with BOCO, many of which are also subject to the Security Agreements.

As of the date of this Quarterly Report, BOCO is, or has rights to become, the beneficial owner of approximately 54.7% of the issued and outstanding shares of the Company’s common stock.

The preceding descriptions of the March 2016 Note, the April 2016 Note, and the Security Agreements are incomplete and qualified in their entirety by reference to the complete text of the March 2016 Note, the April 2016 Note, and the Security Agreements, respectively, which were attached as Exhibits to previously filed reporting documents of the Company.

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

Comparison of Three Months Ended April 30, 2016, to Three Months Ended April 30, 2015

REVENUE

Revenue for the three months ended April 30, 2016, decreased $119,725 to $-0- as compared to $119,725 for the three months ended April 30, 2015. The Company’s operations are expected to commence for the 2016 season during the third quarter of 2016.  During the fiscal year ended October 31, 2014, we were unable to sell all gold processed as a result of the 2014 season.  This unsold gold was subsequently sold in the quarter ended April 30, 2015, generating higher than normal revenue for that period.  During 2015, we improved our gold sale process and were able to sell all of our gold bullion inventory for the 2015 season during the fiscal year ended October 31, 2015.  Due to these process improvements, revenue dropped substantially for the three months ended April 30, 2016, as compared to the three months ended April 30, 2015.  Because of the seasonality of the Company’s operations, revenue during the quarters ended April 30 are expected to be minimal until we are able to commence year-round operations.

As of April 30, 2016, the Company had ore inventory valued at $559,432, which we anticipate being able to process and convert into revenues during the third quarter of 2016.

COST OF SALES

Cost of sales for the three months ended April 30, 2016, decreased $378,953 to $-0- as compared to $378,953 for the three months ended April 30, 2015.  This decrease was attributable the fact that there were no sales for the three months ended April 30, 2016.  The cost of sales for the three months ended April 30, 2015, was the result of high amounts of unsold gold from the 2014 season due to poor gold sales processes (which were subsequently improved during the 2015 season).  Additionally, the Company was able to decrease the per ounce cost of sales from approximately $700 per ounce in 2014 to approximately $575 per ounce in 2015 and management believes that in can maintain this lower cost per ounce or even continue to decrease the cost going forward.

EXPENSES

Selling, general and administrative expenses for the three months ended April 30, 2016, increased $213,313 to $325,941 as compared to $112,628 for the three months ended April 30, 2015.  Such expenses for the three months ended April 30, 2016, and 2015 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs.

NET LOSS

Net loss for the three months ended April 30, 2016, was $36,566 as compared to a net loss of $523,736 for the three months ended April 30, 2015. The main variance was associated with the gain on the change of the Company derivative liabilities. In the 2nd quarter of 2016, we recognized a gain of $723,179 versus a gain of $226,750 that was recognized in the 2nd quarter of 2015.

While operating expenses should remain fairly stable for the next year, management believes that it can grow revenues during the remainder of 2016 and should be able to realize decreases in our net loss compared to the prior year periods.

Comparison of Six Months Ended April 30, 2016, to Six Months Ended April 30, 2015

REVENUE

Revenue for the six months ended April 30, 2016, decreased $662,710 to $69,085 as compared to $731,795 for the six months ended April 30, 2015.   The Company’s operations are expected to commence for the 2016 season during the third quarter of 2016.  During the fiscal year ended October 31, 2014, we were unable to sale all gold processed as a result of the 2014 season.  This unsold gold was subsequently sold in the quarter ended April 30, 2015, generating higher than normal revenue for that period.  During 2015, we improved our gold sale process and were able to sell all of our gold bullion inventory for the 2015 season during the fiscal year ended October 31, 2015.  Due to these process improvements, revenue dropped substantially for the six months ended April 30, 2016, as compared to the six months ended April 30, 2015.  Because of the seasonality of the Company’s operations, revenue during the six month periods ended April 30 are expected to be minimal until we are able to commence year-round operations.

As of April 30, 2016, the Company had ore inventory valued at $559,432, which we anticipate being able to process and convert into revenues during the third quarter of 2016.

COST OF SALES

Cost of sales for the six months ended April 30, 2016, decreased $828,713 to $-0- as compared to $828,713 for the six months ended April 30, 2015.  This decrease was attributable the fact that all sales for the six months ended April 30, 2016, were the result of reprocessing ore concentrates for which the costs were accounted for during the original milling process. The cost of sales for the six months ended April 30, 2015, was the result of high amounts of unsold gold from the 2014 season due to poor gold sales processes (which were subsequently improved during the 2015 season). Additionally, the Company was able to decrease the per ounce cost of sales from approximately $700 per ounce in 2014 to approximately $575 per ounce in 2015 and management believes that in can maintain this lower cost per ounce or even continue to decrease the cost going forward.

EXPENSES

Selling, general and administrative expenses for the six months ended April 30, 2016, increased $448,601 to $666,867 as compared to $218,266 for the six months ended April 30, 2015.  Such expenses for the six months ended April 30, 2016, and 2015 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs.

NET LOSS

Net loss for the six months ended April 30, 2016, was $976,977 as compared to a net loss of $321,982 for the six months ended April 30, 2015. The net loss for the six months ended April 30, 2016, included $65,357 of non-cash expenses comprised of $62,196 in expenses related to stock option expense, $111,542 related to depreciation and amortization of fixed assets, $100,181 related to the amortization of debt discount, and $352,983 gain on our derivative liability. The net loss for the six months ended April 30, 2015, included $613,936 of non-cash expenses comprised of $763,347 gain on derivative liability, $61,340 of stock option expense, and $88,065 related to depreciation and amortization of fixed assets.

The increase in net loss was due to a combination of decreasing revenues along with an increase in our operating expenses.  While operating expenses should remain fairly stable for the next year, management believes that it can grow revenues during the remainder of 2016 and should be able to realize decreases in our net loss compared to the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2016, we had a working capital deficit of approximately $7,784,381.  We had a cash balance of $288,872, prepaid expenses of $175,631, and ore inventory of $559,432 offset by current liabilities of $8,808,316.  Current liabilities consisted of a forward contract of $250,726, derivative liabilities of $514,574 and promissory notes and line of credit of $6,117,778, debt discount of $369,056 and accumulated interest of $967,459 as of April 30, 2016.

Over the course of the last two years, the Company became in default on all of its outstanding debt, including approximately $4.3 million of debt to BOCO, our largest creditor.  These notes carried a default interest rate of 18% and 45%, which over the past two years has accrued to an additional $2.2 million. In early 2015, the Company engaged BOCO and our other creditors to restructure our debt in a way that allows us to execute our business plan and puts us on a path to repay our debts over a reasonable amount of time. As of the date of this Quarterly Report, the Company is again in default on our notes owed to BOCO (as discussed in detail in Notes 7 and 10 to the Financial Statements in Item 1, above).  As part of the terms for the 2016 note and line of credit (discussed in detail in subsection (b) of this Item 2, above), the Company is accruing interest at the default interest rate of 20%. As of April 30, 2016, accrued interest for the 2016 note and line of credit is $5K.

In the course of its start-up activities, the Company has sustained operating losses.  Expenses incurred from October 18, 2007, (date of inception) through April 30, 2016, relate primarily to the Company’s formation, general administrative activities, property acquisition, and limited operations.  Although our limited operations are beginning to generate revenue, which is providing capital and liquidity for the Company, there can be no assurance if and when such revenue will be sufficient to fully support our operations.  Therefore, we will need to continue raising of capital through the issuance of equity and/or debt as our principal source of liquidity over the next several years to continue operations and fund our growth.  The Company plans to raise funds for each step of the project and as each step is successfully completed, raise the capital for the next phase.  We believe this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, since our ability to raise additional capital will be affected by many factors, most of which are not within our control (including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on February 16, 2016), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

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

NET CASH USED IN/PROVIDED BY OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended April 30, 2016, was $673,297. This amount was primarily related to accrued interest of $621,170, and non-cash expenses of $65,357; offset by the net loss of 976,977, decreases in accounts payable and accrued liabilities of $21,794, an increase in prepaid expenses of $148,927, and an increase in prepaid royalties of $125,000. Non-cash expenses include $111,542 of depreciation and amortization, $100,181 of amortization of debt discount, $10,714 of accretion expense, stock option expense of $62,196, loss on forward contracts of $114, gain on derivative liabilities of $352,983; and $2,879 of royalty expense during the six months ended April 30, 2016. Net cash provided by operating activities for the six months ended April 30, 2015, was $156,925.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended April 30, 2016 was $77,560. The Company purchased some heavy equipment in the amount of $77,560. Net cash used in investing activities for the six months ended April 30, 2015 was $100,000.

NET CASH PROVIDED BY/USED IN FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended April 30, 2016 was $656,317. This amount consisted of two debt transactions with BOCO Investments, a promissory note in the amount of $125,000 and a line of credit facility of $640,000. The Company has received proceeds of $531,317 from the line of credit facility as of April 30, 2016. During the six months ended April 30, 2015, we used net cash in the amount of $50,000 in financing activities related to a $50,000 payment on the forward contract.

Our unaudited contractual cash obligations as of April 30, 2016, are summarized in the table below:

Years ended October 31,	Total

2016	$42,372
2017	$171,382
2018	$137,000
2019	$137,000
Total	$487,754

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of April 30, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to limited accounting and reporting personnel and a lack of segregation of duties due to limited financial resources and the size of our Company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the assessment for the six months ended April 30, 2016, management identified the following material weaknesses:

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

b) Changes In Internal Control Over Financial Reporting

During the six months ended April 30, 2016, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended April 30, 2016, the TMC project was in production and as such, we were subject to regulation by MSHA under the Mine Act.

The TMC project had no health and safety violations, orders or citations under the Federal Mine Safety and Health Act of 1977, during the quarter ended April 30, 2016 and the Company had no injuries or fatalities.  Additionally, during the three months ended April 30, 2016, and as of the date of the filing of this Annual Report, there are no pending legal actions involving the TMC project.

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

*10.30	Secured Promissory Note between WestMountain Gold, Inc. and BOCO Investments, LLC dated March 22, 2016 (Attached as an exhibit to the Company's Form 8-K dated and filed with the SEC on March 28, 2016)
*10.31	Secured Promissory Note between WestMountain Gold, Inc. and BOCO Investments, LLC dated April 12, 2016 (Attached as an exhibit to the Company's Form 8-K dated and filed with the SEC on April 19, 2016)
†10.32	Form of Common Stock and Warrant Purchase Agreements between WestMountain Gold, Inc. and certain accredited investors dated June 17, 2016
†10.33	Form of Warrant for the Purchase of Common Stock of WestMountain Gold, Inc. issued by WestMountain Gold, Inc. to certain accredited investors dated June 17, 2016
*14.1	Code of Conduct & Ethics dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
21.1	Subsidiaries (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
†31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
†31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
‡32.1 and 32.2	Section 906 Certifications.
*99.1	Audit Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
*99.2	Compensation Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
*99.3	Nominations and Governance Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

*	Included in previously filed reporting documents.
†	Filed herewith
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 20, 2016	WESTMOUNTAIN GOLD, INC.
(Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James W. Creamer III
James W. Creamer III
Chief Financial Officer
(Principal Financial Officer)