Form 10-Q
period 2016-07-31
WESTMOUNTAIN GOLD, INC.
filed 2017-02-15
CIK 1421601

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended July 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-53028

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

The number of shares of common stock, $0.001 par value, issued and outstanding as of February 13, 2017:  76,221,319 shares.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Balance Sheets

	July 31, 2016	October 31, 2015

ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$7,543	$383,412
Prepaid expenses	62,132	26,704
Inventory	1,411,063	559,432
Total current assets	1,480,738	969,548

Equipment, net	334,721	318,804

Other Assets
Prepaid royalties	480,763	362,830
Mining claims	-	2,446,458
Security deposits	10,618	10,618
Asset retirement cost	162,905	180,149
Total Assets	$2,469,745	$4,288,407

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,283,304	$1,134,428
Accounts payable - related parties	-	11,300
Accrued expenses	407,825	159,313
Accrued interest	655,343	346,289
Forward contract	250,761	250,612
Derivative liability	-	867,557
Lines of credit - related parties ($640,000 facility and $150,000 facility)	640,000	109,346
Promissory notes - related parties, net of discounts of $657,210 and $0, respectively	3,529,251	-
Promissory notes, net of discounts of $0 and $469,237, respectively	1,200,000	4,882,878
Total current liabilities	7,966,484	7,761,723

Long-Term Liabilities
Asset retirement obligation	200,382	184,045
Total liabilities	8,166,866	7,945,768

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value; 987,900 shares authorized, 0 shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively	-	-
Preferred Series A Convertible Stock, $0.10 par value; 12,100 shares authorized, issued and outstanding at July 31, 2016 and October 31, 2015	1,210	1,210
Common stock, $0.001 par value; 200,000,000 shares authorized, 76,056,319 and 61,650,537 shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively	76,056	61,651
Additional paid in capital	19,458,493	17,831,364
Accumulated deficit	(25,232,880)	(21,551,586)
Total stockholders' deficit	(5,697,121)	(3,657,361)
Total Liabilities and Stockholders' Deficit	$2,469,745	$4,288,407

See notes to consolidated financial statements.

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

Revenue:
Sales, net	$100,524	$277,959	$169,609	$1,009,504
Total revenue	100,524	277,959	169,609	1,009,504

Cost of sales	45,073	163,555	45,073	765,375
Total cost of sales	45,073	163,555	45,073	765,375

Gross profit	55,451	114,404	124,536	244,129

Operating Expenses
Selling, general and administrative expenses	434,256	326,078	1,101,123	770,986
Impairment of mining claims	2,446,458	-	2,446,458	-
Total operating expenses	2,880,714	326,078	3,547,581	770,986

Loss from operations	(2,825,263)	(211,674)	(3,423,045)	(526,857)

Other income/(expense)
Interest expense	(363,177)	(196,755)	(1,095,355)	(966,901)
Gain(Loss) on change - derivative liability	514,574	(407,460)	867,557	355,887
Total other income/(expense)	151,397	(604,215)	(227,798)	(611,014)

Loss before income taxes	(2,673,866)	(815,889)	(3,650,843)	(1,137,871)
Income tax expense	-	-	-	-
Net loss	$(2,673,866)	$(815,889)	$(3,650,843)	$(1,137,871)
Preferred stock dividends	(201)	(30,250)	(30,451)	(66,940)
Net loss attributable to common shareholders	$(2,674,067)	$(846,139)	$(3,681,294)	$(1,204,811)

Basic and diluted net loss per share attributable to common shareholders	$(0.04)	$(0.02)	$(0.06)	$(0.03)

Basic and diluted weighted average common shares outstanding	68,613,200	55,943,003	64,158,214	37,110,275

See notes to consolidated financial statements.

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Statement of Stockholders' Deficit

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance as of October 31, 2014	12,100	1,210	27,296,403	27,296	13,163,655	(20,300,957)	(7,108,796)

Issuance of common stock related to convertible debentures			21,325,908	21,326	2,537,779		2,559,105
Debt discount on convertible notes					562,063		562,063
Issuance of common stock related to the exercise of warrants			6,886,615	6,887	490,944		497,831
Issuance of common stock for services			5,743,350	5,743	759,459		765,202
Stock based compensation					250,923		250,923
Preferred stock dividend paid in common stock			398,261	399	66,541	(66,940)	-
Net loss						(1,183,689)	(1,183,689)
Balance as of October 31, 2015	12,100	$1,210	61,650,537	$61,651	$17,831,364	$(21,551,586)	$(3,657,361)

Conversion of debt to common stock			1,816,296	1,817	216,140		217,957
Issuance of common stock for cash			12,000,000	12,000	348,000		360,000
Stock based compensation					93,294		93,294
Preferred stock dividend paid in common stock			589,486	588	29,863	(30,451)	-
Troubled debt restructuring with related party					939,832		939,832
Net loss						(3,650,843)	(3,650,843)
Balance as of July 31, 2016	12,100	$1,210	76,056,319	$76,056	$19,458,493	$(25,232,880)	$(5,697,121)

See notes to consolidated financial statements.

.

WestMountain Gold, Inc. An Exploration Stage Company Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended
	July 31,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(3,650,843)	$(1,137,871)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	181,029	135,566
Amortization of debt discount	175,926	45,568
Accretion expense	16,337	-
Impairment of mining claims	2,446,458	-
Stock based compensation	93,294	218,970
(Gain) Loss on forward contract	149	(47)
(Gain) Loss on derivative liability	(867,557)	(355,887)
Royalties expense	7,067	-
Changes in operating assets and operating liabilities:
Prepaid expenses	(35,428)	(14,085)
Inventory	(851,631)	209,489
Other assets	-	84,078
Accrued interest	884,987	921,380
Accounts payable and accrued liabilities	415,345	(370,343)
Accounts payable and accrued liabilities - related parties	(11,300)	95,094
Prepaid royalties	(125,000)	(100,000)
Net cash (used in) operating activities	(1,321,167)	(268,088)

Cash flows from investing activities:
Capital expenditures	(179,702)	(48,246)
Net cash (used in) investing activities	(179,702)	(48,246)

Cash flows from financing activities:
Proceeds from promissory note, related party	125,000	100,000
Repayment of forward contract	-	(50,000)
Proceeds from warrants exercised	-	264,331
Proceeds from line of credit, related party	640,000	58,380
Proceeds from the issuance of common stock	360,000	-
Net cash provided by financing activities	1,125,000	372,711

Net increase (decrease) in cash and cash equivalents	(375,869)	56,377
Cash and cash equivalents, beginning of period	383,412	22,766
Cash and cash equivalents, end of period	$7,543	$79,143

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash investing and financing activities:
Common stock issued in exchange for account payable	$-	$765,201
Preferred stock dividend	$30,451	$66,940
Issuance of common stock for convertible debentures and interest	$-	$2,559,105
Issuance of common stock related to the exercise of warrants	$-	$233,500
Asset retirement obligation	$-	$34,118
Troubled debt restructing with related party	$939,832	$-
Conversion of debt and accrued interest to common stock	$217,956	$-

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

The Company is currently focused on exploration and bulk sample mineral production from mineralized material at the TMC Project in the state of Alaska. The TMC Project consists of 339 Alaska state mining claims plus an additional 5 unpatented lode mining claims held under lease (subject to a 3-4% net smelter return (“NSR”) royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long trend of gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2019 were renewed and the fees to maintain the Terra claims through September 2017 were paid by the Company.  The property lies approximately 200 km west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year-round water well.

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

Over the course of the last two years, the Company was in default on several occasions with respect to all of its outstanding debt, including approximately $4.9 million of notes payable to BOCO Investments LLC (“BOCO”), our largest creditor and majority shareholder.  During the initial default, these notes had default interest rates of 18% and 45%.  During 2015, the Company engaged BOCO and other creditors to restructure the debt as it existed at the time so as to allow the Company to focus on execution of its business plan.

On May 26, 2015, the Company received from BOCO a fully executed Loan and Note Modification Agreement dated as of May 15, 2015 (the “2015 Loan Modification Agreement”) between the Company, its directors, BOCO, and two other creditors of the Company. The 2015 Loan Modification Agreement modified all outstanding Loan Agreements, Security Agreements and related Promissory Notes between the Company and BOCO (collectively, the “Loan Documents”) that were previously in default and extended the repayment and maturity dates over the course of a three year period in addition to lowering the annual interest rate on all BOCO notes to 8%.

As part of the 2015 Loan Modification Agreement, BOCO agreed to convert $2,221,159 in unpaid interest, plus principal of $300,000 into shares of the Company’s common stock at a price per share of $0.12. Such conversion was effected on May 26, 2015 and the Company issued 21,009,658 shares of its common stock as a result of such conversion.

The company had a total of $909,346 of principal payments to BOCO due on November 15, 2015, pursuant to the 2015 Loan Modification Agreement, which BOCO extended to December 15, 2015.  The Company was unable to make these payments and again defaulted on all notes to BOCO.  As of the date of this default, the notes payable to BOCO accrued interest at various default interest rates of 18% per annum, 20% per annum, and 45% per annum.  In May 2016, the Company received from BOCO a notice of default and demand for immediate payment in full of the notes and subsequently engaged BOCO to resolve the matter.

At that time, the following promissory notes made by the Company in favor of BOCO (collectively, the “Notes”) were in default:

•	September 17, 2012, Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,852,115 (the “September 2012 Note”);

•	May 7, 2013, Promissory Note in the principal amount of $500,000 (the “May 2013 Note”);

•	June 27, 2013, Promissory Note in the principal amount of $500,000 (the “June 2013 Note”);

•	February 14, 2014, Secured Promissory Note in the principal amount of $1,000,000 (the “February 2014 Note”);

•	May 23, 2014, Secured Convertible Promissory Note in the principal amount of $100,000 (the “May 2014 Note”);

•	June 9, 2014, Secured Convertible Promissory Note in the principal amount of $100,000 (the “June 2014 Note”);

•	May 1, 2015, Promissory Note in the principal amount of $100,000 (the “May 2015 Note”);

•	June 26, 2015, Secured Promissory Note in the principal amount of $109,346.31 (the “June 2015 Note”);

•	March 22, 2016, Secured Promissory Note in the principal amount of $125,000 (the “March 2016 Note”); and

•	April 12, 2016, Secured Promissory Note in the principal amount of $531,317 (the “April 2016 Note”).

On June 22, 2016 (the “Effective Date”), the Company and BOCO entered into and closed a Loan and Note Modification Agreement (the “Modification Agreement”) to resolve the default and restructure the debt due under the Notes.  The total amount due under the Notes immediately prior to entering into the Modification Agreement was approximately, $5,879,797.

Pursuant to the Modification Agreement, BOCO waived all current defaults and default interest due on the Notes.  Additionally, BOCO converted all outstanding principal and interest due under the May 2014 Note and June 2014 Note, totaling $217,956, into 1,816,296 shares of the Company’s common stock, par value $0.001, at a conversion rate of $0.12 per share.  As a result of the conversion, the May 2014 Note and June 2014 Note were canceled.

Furthermore, pursuant to the Modification Agreement, the base interest rate was decreased from 8% to 5% as of the Effective Date on the following Notes: the May 2013 Note, the June 2013 Note, the February 2014 Note, the May 2015 Note, the June 2015 Note, the March 2016 Note, and the April 2016 Note.  The base interest rate of the September 2012 Note (collectively with the May 2013 Note, the June 2013 Note, the February 2014 Note, the May 2015 Note, the June 2015 Note, the March 2016 Note, and the April 2016 Note, the “Remaining Notes”) remains at 8% per annum.  With respect to the Remaining Notes, in the event of a default under the Modification Agreement, any of the Remaining Notes or agreements related thereto, the default interest rate was adjusted to the maximum interest rate allowable under Colorado law.  As of the Effective Date, the Remaining Notes will accrue interest at their respective base interest rates.

Additionally, the Modification Agreement extended the maturity date of the following Notes to December 15, 2018: the May 2013 Note, the June 2013 Note, the May 2015 Note, the June 2015 Note, and the March 2016 Note.  The maturity date for the other Remaining Notes remains unchanged, as follows: the September 2012 Note due on November 15, 2017, the February 2014 Note due on November 15, 2016, and the April 2016 Note due on October 31, 2018.

The Remaining Notes continue to be secured by the assets of the Company pursuant to the Security Agreement entered into by the Company and BOCO dated June 27, 2013, and the Security and Inter-Creditor Agreement entered into by the Company and BOCO dated May 15, 2015 (collectively, the “Security Agreements”).  Furthermore, BOCO retains certain protective and oversight rights over Company operations and requires the Company to maintain covenants that are substantially similar to the protective and oversight rights and covenants contained in the prior 2015 Loan and Note Modification Agreement.

As part of the Modification Agreement, the Company appointed Richard Bloom and Brian Klemsz as directors of the Company to serve until the next election of directors.

The preceding descriptions of the Modification Agreement, the Notes and the Security Agreements are incomplete and qualified in their entirety by reference to the complete text of the Modification Agreement, the Notes and the Security Agreements, respectively, which were attached as Exhibits to previously filed reporting documents of the Company.

As of July 31, 2016, the Company had eight secured promissory notes with BOCO Investments, LLC, and has recorded $4,826,461 in principal plus $424,631 in accrued interest.

Additionally, on August 11, 2016, the Company and BOCO entered into a Second Amendment To Secured Promissory Note (the “BOCO Amendment”) amending the April 2016 Note. The BOCO Amendment increases the maximum amount of the line of credit from six hundred forty thousand dollars ($640,000) to one million dollars ($1,000,000).  All other terms of the April 2016 Note remain unchanged.  Since August 11, 2016, the Company has drawn advances in the aggregate amount of two hundred twenty-five thousand dollars ($225,000) from BOCO on the increased credit line (see Note 10, Subsequent Events, for further discussion).

On November 18, 2016, the Company and BOCO entered into a Secured Promissory Note in the principal amount of $172,520 (the “November 2016 Note”).  The November 2016 Note accrues interest at 8% per annum and is due in full on November 17, 2017 (see Note 10, Subsequent Events, for further discussion).

As further discussed below in Note 2, Going Concern, and Note 10, Subsequent Events, the Company is currently in default under the promissory notes held by BOCO under the terms of each such promissory note and the Modification Agreement (as described in Note 7, Promissory Notes) for failure to make payments when due (as of November 15, 2016).  BOCO has not made a demand for payment or otherwise indicated an intent to initiate foreclosure activities as of the date of this Quarterly Report.

Notice of Violation from Alaska Department of Natural Resources

On October 28, 2016, we received a Notice of Violation correspondence (together with follow up correspondence from ADNR received December 13, 2016, the “Notice of Violation”) from the Alaska Department of Natural Resources (“ADNR”) (the Notice of Violation was addressed to our wholly owned subsidiary, Terra Gold Corporation, which holds the Miscellaneous Land Use Permit (“MLUP”) pursuant to which we operate at the TMC Project).  The Notice of Violation was issued pursuant to a July 29, 2016, ADNR site visit inspection at the TMC Project (the “Site Visit”).

The Notice of Violation cited several significant observations made by ADNR representatives during the Site Visit that required the Company to take corrective action.  Failure to take all corrective action required by the Notice of Violation could result in revocation of the MLUP, which would require us to vacate the TMC Project.  In response to the Notice of Violation, the Company took the following corrective action:

1)      The Company submitted a report to ADNR regarding a petroleum release that occurred at the TMC Project during late July that was non reportable.

2)      The Company submitted a report to ADNR regarding the slough event (described in further detail above), confirming that the Company ceased operations at the bulk sample mine site at the TMC Project in accordance with applicable regulations.  A courtesy copy of the report was voluntarily provided to the U.S. Department of Labor and the Mine Safety Health Administration.

3)      The Company submitted to ADNR an amendment to our plan of operations previously submitted with the Application for Permits to Min in Alaska (“APMA”).  The purpose of the amendment was to add our mill schematics and to include additional settling ponds and baseline water sample data (Acid Base Analysis) from the TMC Project.  Additionally, the Company submitted to ADNR original lab results of all baseline data, as well as lab custody documentation and a map identifying the sampling locations.

4)      The Company constructed additional secondary containment structures for hazardous material containers in compliance with applicable regulations.  Additionally, all barrels and other containers holding hazardous materials were labeled and placed into secondary containment in accordance with applicable regulations.

5)      The Company submitted to ADNR a work plan detailing revisions to the road grade at the TMC Project to bring all road grades in compliance with applicable regulations.

6)      The Company obtained and submitted to ADNR estimates of costs for reclamation work that must be completed at the TMC Project.

Based on the reclamation work estimates, ADNR requires the Company to obtain a performance guarantee related to the reclamation and rehabilitation work required at the TMC Project.  The Company must obtain the performance guarantee in the approximate amount of $1,224,140 no later than February 2, 2017.  The performance guarantee may be in the form of a personal bond accompanied by a letter of credit, certificate of deposit in favor of ADNR, or cash deposit in the amount of the bond; in the form of a corporate surety bond; or other security acceptable to ADNR. With BOCO's conditional provision of the performance guarantee (as further discussed below), the Company received correspondence from ADNR dated February 9, 2017, confirming it has satisfied all of the requirements set forth in the Notice of Violation.

As of the date of this Quarterly Report, the Company believes that its assets alone are not sufficient to satisfy the performance guarantee.  The Company will need to rely on BOCO to maintain the performance guarantee (as further discussed below) and ultimately to raise capital through the issuance of equity and/or debt as the principal source of liquidity to satisfy the performance guarantee on its own.  The Company’s prospects of raising capital now are greatly diminished due to several factors, including the recent substantial write down of Company assets (as described throughout the Notes above), the improbability of generating substantial revenue soon due to the cessation of operations at the TMC Project resulting from the September 2016 slough event (as described in this Footnote 10 above), and the Company’s current capital structure.  If the Company fails to satisfy the performance guarantee as required by ADNR, the Company’s MLUP will likely be revoked and the Company will lose access to the TMC Project.  In light of the circumstances, the Company is considering all avenues with regard to the performance guarantee and our loans and other outstanding obligations.  Since our ability to raise additional capital will be affected by many factors, most of which are not within our control (including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on February 16, 2016), no assurance can be given that the Company will in fact be able to raise the required capital in a timely manner or that the proposed terms of any such financing will be favorable or acceptable to the Company.  If we are unsuccessful in obtaining or agreeing to financing, the Company may be forced to discontinue all operations and will fail, which will likely result in the Company’s shareholders losing their entire investment.

BOCO Provision of Performance Guarantee

On January 31, 2017, the Company, its wholly owned subsidiary, Terra Gold Corporation (“TGC”), and BOCO entered into a Pledge Agreement (the “Pledge Agreement”), pursuant to which BOCO agreed to provide, on behalf of the Company, the performance guarantee as required by ADNR for a period of at least 2 years and 1 week.  BOCO agreed to provide a certificate of deposit in the full amount of the performance guarantee, $1,224,140 (the “CD”), which was pledged to and accepted by ADNR on February 1, 2017.

BOCO maintains rights to the full amount of the CD and is entitled to all interest generated by the CD (the principal and all interest generated by not paid to BOCO, the “Guaranteed Amount”).  In consideration of BOCO posting the CD as the performance guarantee, the Company is required to pay BOCO an annual fee calculated as 10% of the maximum Guaranteed Amount during the prior one year period (the “Guaranty Fee”), which will be prorated in the event of a partial year.  The initial Guaranty Fee in the amount of $122,414 became payable on the date the CD was pledged and has not yet been paid.

Additionally, the Company must take steps to replace the BOCO CD within two years and protect against ADNR taking deductions from the CD.  In the event ADNR does take a deduction from the CD, the Company will be required to immediately repay BOCO in full for the deduction and cause the release of the remaining amount of the CD from the performance guarantee.  Finally, the Company, TGC, Fidelity Title Company, as Trustee, and BOCO also entered a Deed of Trust, Security Agreement, Assignment of Production, Rents and Leasehold Interests, Financing Statement and Fixture Filing dated January 31, 2017 (the “Deed of Trust”).  The Deed of Trust secures the Company’s obligations under the Pledge Agreement in the full amount of the CD by providing to BOCO a general security interest over all assets of the Company, including all the Company’s rights related to the entire TMC project, including all related mining claims and leases, the Company’s after acquired property interests, and all gold, silver, and other ores and minerals extracted by the Company.  In the event of the Company’s default of the Pledge Agreement, BOCO will have the right to foreclose on all the assets of the Company without the necessity of going to court.

As of the date of this Quarterly Report, BOCO is, or has rights to become, the beneficial owner of approximately 55.5% of the issued and outstanding shares of the Company’s common stock and is the primary creditor of the Company.  The preceding descriptions of the Pledge Agreement and the Deed of Trust are incomplete and qualified in their entirety by reference to the complete text of the Pledge Agreement and the Deed of Trust, respectively, which are attached as Exhibits to this Quarterly Report.

NOTE 2.  GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since its inception resulting in an accumulated deficit of $25,232,880 as of July 31, 2016, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s principal source of liquidity for the next several years will need to be the continued raising of capital through the issuance of equity or debt.  WMTN plans to raise funds for each step of the TMC Project and as each step is successfully completed, raise the capital for the next phase.  WMTN believes this will reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, given the recent slough event at the TMC Project, the Company is currently evaluating its options for alternative revenue generating operations.  These evaluations may result in a change of the Company’s current business plan, including the possible acceleration of implementing underground mining development and capital raising to fund those activities (as further discussed in Note 10, Subsequent Events).  Alternatively, the Company may choose to scale back operations to operate at break-even with a smaller level of business activity, while adjusting overhead depending on the availability of additional financing. Since WMTN’s ability to raise additional capital will be affected by many factors, most of which are not within the Company’s control (including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

The Company is currently in default under the promissory notes held by BOCO under the terms of each such promissory note and the Modification Agreement (as described in Note 7, Promissory Notes) for failure to make payments when due (as of November 15, 2016).  BOCO has not made a demand for payment or otherwise indicated an intent to initiate foreclosure activities as of the date of this Quarterly Report.  The Company currently has insufficient funds to pay any amount on the BOCO promissory notes and will need to raise capital through the issuance of equity and/or debt as the principal source of liquidity to make such payments (see Note 10, Subsequent Events, for additional discussion).

The Company is considering all avenues with regard to satisfying its obligations under the promissory notes and provide the required performance guarantee bond.  Since our ability to raise additional capital will be affected by many factors, most of which are not within our control (including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on February 16, 2016), no assurance can be given that the Company will in fact be able to raise the required capital in a timely manner or that the proposed terms of any such financing will be favorable or on terms acceptable to the Company.  If we are unsuccessful in obtaining or agreeing to financing, the Company may be forced to discontinue all operations and will fail, which will likely result in the Company’s shareholders losing their entire investment.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of WMTN and its subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods July 31, 2016 and 2015 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015 as filed with the SEC on February 16, 2016.

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

Metal and Other Inventory

Inventories were $1,411,063 and $559,432 as of July 31, 2016 and October 31, 2015, respectively. Inventories may include ore stockpiles (in process inventory), doré and gold bullion. The inventory at July 31, 2016 and October 31, 2015 was represented by ore stockpiles.  All inventories, as of July 31, 2016 and October 31, 2015, are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as overhead costs directly relating to mining activities.

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.  Bulk sampling operations to date have been de minimis therefore no amortization has been recorded.

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

Given the operational challenges encountered during the 2016 mining season to date and the valuation of the Company’s Common Stock (see Note 6, Certain Relations and Related Party Transactions), the Company engaged a valuation firm to assist in the valuation of the company’s common stock. The valuation concluded that the fair value of the Common Stock was de minimis, thus the Company concluded that the mining claims should also be recorded with a fair value of de minimis and accordingly recorded an impairment of the full value of the mining claims in the amount of $2,446,458 as of July 31, 2016.  Impairments recognized as of July 31, 2016 and October 31, 2015 are $2,446,458 and $0, respectively.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying Amount at July 31, 2016
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$250,761	$-	$250,761
Derivative Instruments	$-	$-	$-	$-
Total	$-	$250,761	$-	$250,761

				Carrying Amount at October 31, 2015
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Forward contract	$-	$250,612	$-	$250,612
Derivative Instruments	$-	$867,557	$-	$867,557
Total	$-	$1,118,169	$-	$1,118,169

The estimated fair value of common stock used to measure the Derivative Instruments at October 31, 2015:

	July 31, 2016	October 31, 2015

Estimated fair value of common stock:	$0.00	$0.09
Exercise price	$0.12	$0.12
Expected term (years)	1.25	2.00
Dividend yield	-	-
Expected volatility	114.23%	133.29%
Risk-free interest rate	0.750%	0.75%

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, and accounts payable approximate the fair value of the respective assets and liabilities at July 31, 2016 and October 31, 2015 based upon the short-term nature of the assets and liabilities.

Embedded Derivatives

The Company has entered into certain financial instruments and contracts, such as convertible note financing arrangements that contained embedded derivative features. Because the economic characteristics and risks of the equity-linked conversion options were not clearly and closely related to a debt-type host, the conversion features required classification and measurement as derivative financial instruments. The convertible note financing arrangements were carried as derivative liabilities, at fair value, in the financial statements until their conversion into common stock. The Company estimated the fair value of the embedded derivative features in the convertible notes by using probability weighted scenarios on the conversion price with a Black Scholes model.  As of July 31, 2016, the Company concluded that embedded derivative features no longer met the definition of a derivative.  The liability recorded for these embedded derivatives as of July 31, 2016 and October 31, 2015 was $0 and $867,557 respectively.

During the three and nine months ended July 31, 2016, the Company recognized $514,574 and $867,557 of other income. This is partially a result of a decrease in the fair value of the embedded derivatives from May 31, 2016 and October 31, 2015, respectively.

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

As of July 31, 2016, the value of the gold obligation to Snowmass is $250,000.  The difference between the amount received and the fair value of the obligation will be recorded as additional interest expense or income at each reporting date based on the fair value of gold.  During the quarter ended July 31, 2016, the Company recorded additional interest expense of $35 for the change in the value of gold from April 30, 2016. During the nine months ended July 31, 2016, the Company recorded additional interest expense of $149 for the change in the value of gold from October 31, 2015.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of July 31, 2016, the Company had (i) warrants for the purchase of 1,291,750 common shares; (ii) 16,267,625 common shares related to convertible promissory notes; and (iii) 605,000 common shares related to the conversion of Series A Convertible Preferred Stock (iv) options for the purchase of 1,000,000 common shares; which were considered but were not included in the computation of loss per share at July 31, 2016 because they would have been anti-dilutive.

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

Income Tax/Deferred Tax

 FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. WestMountain Gold, Inc. has recognized deferred income tax benefits on net operating loss carry-forwards to the extent WestMountain Gold, Inc. believes it will be able to utilize them in future tax filings. The Company has applied a full valuation allowance on all deferred tax assets. The difference between the statutory income tax expense and the accounting tax expense is primarily attributable to non-deductible expenses representing permanent timing differences between book income and taxable income during the nine months ended July 31, 2016.

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

TMC has paid in total $500,000 to Ben Porterfield and WMTN issued 500,000 shares of WMTN restricted common stock on March 23, 2011. The common stock was recorded as Contractual Rights at $250,000 or $0.50 per share. The investment in the exclusive rights to the mineral properties is accounted for at cost. As of July 31, 2016, the Company has capitalized $975,000 related to this Claims Agreement.

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

The failure to operate in accordance with the Amended Claims or Lease Agreements could result in the Lease being terminated.

NOTE 5. EQUIPMENT, NET

Equipment, net consists of the following:

	Estimated Useful Lives	July 31, 2016	October 31, 2015

Mining and other equipment	2-5 years	$1,073,961	$894,259
Less: accumulated depreciation		(739,240)	(575,455)
		$334,721	$318,804

Depreciation expense for the nine months ended July 31, 2016 and 2015 was $163,785 and $135,567, respectively. Depreciation expense for the three months ended July 31, 2016 and 2015 was $63,739 and $47,501, respectively.

NOTE 6. CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS

Related Party Transactions

The Company has four full-time and part-time employees. The Company shares offices with Minex Exploration LLP (“Minex”), an Idaho partnership affiliated with the Company’s Chief Executive Officer. Also, the Company utilizes Minex contractors for exploration and development of the Alaska property. The Company has recorded accounts payable and accrued payable for related party of $-0- and $11,300 as of July31, 2016 and October 31, 2015, respectively.  Cash payments of $11,354 were made to Minex mainly for services during the nine months ended July 31, 2016.

On May 26, 2015, as part of the Company’s Loan and Note Modification Agreement dated as of May 15, 2015, Minex converted the full $665,201 of payables to 5,543,350 shares of the Company’s common stock. (see Note 7 to the accompanying financial statements, Promissory Notes)

On June 17, 2016, the Company entered into and closed an equity investment in the Company pursuant to certain Common Stock and Warrant Purchase Agreements (the “Purchase Agreements”) with certain accredited investors discussed in further detail in Note 8 (collectively, the “Investors”).  Pursuant to the Purchase Agreements, the Company sold twelve million (12,000,000) shares of its common stock, par value $0.001 (each a “Share” and, collectively, the “Shares”).  The Shares were sold at a purchase price of three cents ($0.03) per Share, for an aggregate purchase price of three hundred sixty thousand dollars ($360,000).

Each Share purchased also includes 3.25 warrants, each for the purchase of an additional Share at a purchase price of seven cents ($0.07) per Share (each a “Warrant” and, collectively, the “Warrants”), exercisable on or before the date that is seven (7) years from the date of issuance thereof pursuant to those certain Warrant for the Purchase of Common Stock of  WestMountain Gold, Inc. forms (the “Warrant Forms”).  A total of thirty-nine million (39,000,000) Warrants were sold by the Company as a result of this transaction.

The Company engaged a valuation firm to assist in the valuation of the June 17, 2016 equity investment transaction. The valuation considered the income, market, and cost approaches in determining the fair value of the shares. As a result of this valuation, the Company recorded an impairment to the mining claim asset.

One of the accredited investors involved in this investment was Joseph C. Zimlich who is the President of the Managing Member of BOCO.  As of the date of this Quarterly Report, BOCO is, or has rights to become, the beneficial owner of approximately 55.5% of the issued and outstanding shares of the Company’s common stock and is the primary creditor of the Company.

Secured Promissory and Promissory Notes with BOCO

From time to time, the Company entered into promissory notes and other agreements with BOCO, our majority shareholder, related to loans from BOCO to the Company.  As of the date of this Quarterly Report, BOCO is, or has rights to become, the beneficial owner of approximately 55.5% of the issued and outstanding shares of the Company’s common stock.  The current status of BOCO loans to the Company and their terms are described in Note 7, Promissory Notes, and Note 10, Subsequent Events.

NOTE 7. PROMISSORY NOTES

On May 26, 2015, the Company received from BOCO the fully executed Loan and Note Modification Agreement dated as of May 15, 2015 (the “2015 Loan Modification Agreement”) between the Company, its directors, BOCO, and two other creditors of the Company. The 2015 Loan Modification Agreement modified all outstanding Loan Agreements, Security Agreements and related Promissory Notes between the Company and BOCO  (collectively, the “Loan Documents”) that were previously in default and extended the repayment and maturity dates of the debt as follows:

●	$100,000 plus interest was due and payable on October 1, 2015;

●	Approximately $700,000 plus interest was due and payable to BOCO on November 15, 2015;

●	Approximately $1,500,000 plus interest shall be due and payable to BOCO on November 15, 2016;

●	The remaining principal amount of approximately $1,852,115 plus interest shall be due and payable to BOCO on November 15, 2017.

As part of the 2015 Loan Modification Agreement, BOCO agreed to convert $2,221,159 in unpaid interest, plus principal of $300,000 into shares of the Company’s common stock at a price per share of $0.12. Such conversion was effected on May 26, 2015 and the Company issued 21,009,658 shares of its common stock as a result of such conversion.

As consideration for the loan modification, the Company agreed to the issuance of warrants to purchase two million shares of the Company’s common stock for $0.01 per share, and to the extension and re-pricing of additional warrants to purchase 4,886,615 shares at $0.05 per share. BOCO agreed to exercise 6,886,615 warrants as a provision of the 2015 Loan Modification Agreement; the warrants were exercised on May 27, 2015 and proceeds of $264,331 paid to the Company. The warrants granted and the modification of warrants were valued at $562,063 and booked as a discount to the corresponding notes and is being amortized over the life of the notes.

As part of the 2015 Loan Modification Agreement, the Company and a related party vendor, Minex Exploration, agreed to convert payables of $665,202 into shares of the Company’s common stock at a price per share of $0.12. A related party creditor, Silver Verde May Mining Company, also agreed to convert its debt of $37,950 into shares of the Company’s common stock at the same price per share. Such conversions were effected on May 26, 2015 and the Company issued 5,543,350 shares of its common stock to Minex and 316,250 to Silver Verde.

The 2015 Loan Modification Agreement also noted that the due date for a loan in the principal amount of $1,000,000 to Giuseppe Dessi that was previously in default had been extended to December 14, 2016.

The 2015 Loan Modification Agreement also provides for: (i) the waiver by Greg Schifrin, CEO of the Company, of all rights and benefits under his employment agreement with the Company; (ii) a seat on the board of the Company for an appointee of BOCO as well as board observation rights; (iii) lock-up agreements on the stock held by board members and BOCO; (iv) loan covenants and oversight rights; and (v) a new credit facility by BOCO of $150,000 to provide for 2015 mining camp expenses.

The Company had previously entered into loan modification agreements with BOCO in April and June of 2014 but did not meet the conditions set forth in those agreements and the loans with BOCO were therefore in default from October 2013 to May 26, 2015, the date of that the 2015 Loan Modification Agreement was executed.

The Company had a total of $909,346 of principal payments to BOCO due on November 15, 2015, pursuant to the 2015 Loan Modification Agreement, which BOCO extended to December 15, 2015.  The Company was unable to make these payments and again defaulted on all notes to BOCO.  After receiving from BOCO a notice of default and demand for payment in full of the notes, the Company and BOCO negotiated the following resolution to the default.

At that time, the following promissory notes made by the Company in favor of BOCO (collectively, the “Notes”) were in default:

•	September 17, 2012, Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,852,115 (the “September 2012 Note”);

•	May 7, 2013, Promissory Note in the principal amount of $500,000 (the “May 2013 Note”);

•	June 27, 2013, Promissory Note in the principal amount of $500,000 (the “June 2013 Note”);

•	February 14, 2014, Secured Promissory Note in the principal amount of $1,000,000 (the “February 2014 Note”);

•	May 23, 2014, Secured Convertible Promissory Note in the principal amount of $100,000 (the “May 2014 Note”);

•	June 9, 2014, Secured Convertible Promissory Note in the principal amount of $100,000 (the “June 2014 Note”);

•	May 1, 2015, Promissory Note in the principal amount of $100,000 (the “May 2015 Note”);

•	June 26, 2015, Secured Promissory Note in the principal amount of $109,346.31 (the “June 2015 Note”);

•	March 22, 2016, Secured Promissory Note in the principal amount of $125,000 (the “March 2016 Note”); and

•	April 12, 2016, Secured Promissory Note in the principal amount of $531,317 (the “April 2016 Note”).

On June 22, 2016 (the “Effective Date”), the Company and BOCO entered into and closed a Loan and Note Modification Agreement (the “Modification Agreement”) to resolve the default and restructure the debt due under the Notes.  The total amount due under the Notes immediately prior to entering into the Modification Agreement was approximately, $5,879,797.

Pursuant to the Modification Agreement, BOCO waived all current defaults and default interest due on the Notes.  Additionally, BOCO converted all outstanding principal and interest due under the May 2014 Note and June 2014 Note, totaling $217,956, into 1,816,296 shares of the Company’s common stock, par value $0.001, at a conversion rate of $0.12 per share.  As a result of the conversion, the May 2014 Note and June 2014 Note were canceled.

Furthermore, pursuant to the Modification Agreement, the base interest rate was decreased from 8% to 5% as of the Effective Date on the following Notes: the May 2013 Note, the June 2013 Note, the February 2014 Note, the May 2015 Note, the June 2015 Note, the March 2016 Note, and the April 2016 Note.  The base interest rate of the September 2012 Note (collectively with the May 2013 Note, the June 2013 Note, the February 2014 Note, the May 2015 Note, the June 2015 Note, the March 2016 Note, and the April 2016 Note, the “Remaining Notes”) remains at 8% per annum.  With respect to the Remaining Notes, in the event of a default under the Modification Agreement, any of the Remaining Notes or agreements related thereto, the default interest rate was adjusted to the maximum interest rate allowable under Colorado law.  As of the Effective Date, the Remaining Notes will accrue interest at their respective base interest rates.

Additionally, the Modification Agreement extended the maturity date of the following Notes to December 15, 2018: the May 2013 Note, the June 2013 Note, the May 2015 Note, the June 2015 Note, and the March 2016 Note.  The maturity date for the other Remaining Notes remains unchanged, as follows: the September 2012 Note due on November 15, 2017, the February 2014 Note due on November 15, 2016, and the April 2016 Note due on October 31, 2018.

The Remaining Notes continue to be secured by the assets of the Company pursuant to the Security Agreement entered into by the Company and BOCO dated June 27, 2013, and the Security and Inter-Creditor Agreement entered into by the Company and BOCO dated May 15, 2015 (collectively, the “Security Agreements”).  Furthermore, BOCO retains certain protective and oversight rights over Company operations and requires the Company to maintain covenants that are substantially similar to the protective and oversight rights and covenants contained in the prior 2015 Loan and Note Modification Agreement.

As part of the Modification Agreement, the Company appointed Richard Bloom and Brian Klemsz as directors of the Company to serve until the next election of directors.

The 2016 modification was accounted for as a troubled debt restructuring which resulted in a $939,532 decrease in outstanding debt.  The modified debt was recorded at fair value which was determined using a discounted cash flow model.  Because BOCO is a related party with a controlling interest in the Company, the decrease in the debt obligation was recorded directly to additional paid-in capital.

The preceding descriptions of the Modification Agreement, the Notes and the Security Agreements are incomplete and qualified in their entirety by reference to the complete text of the Modification Agreement, the Notes and the Security Agreements, respectively, which were attached as Exhibits to previously filed reporting documents of the Company.

As of July 31, 2016 and October 31, 2015, the Company has the following promissory notes outstanding:

	July 31, 2016	October 31, 2015

BOCO September 17, 2012 Promissory Note	$1,852,115	$1,852,115
BOCO May 7, 2013 Promissory Note	500,000	500,000
BOCO June 27, 2013 Promissory Note	500,000	500,000
BOCO February 14, 2014 Promissory Note	1,000,000	1,000,000
BOCO May 23, 2014 Promissory Note	-	100,000
BOCO June 9, 2014 Promissory Note	-	100,000
BOCO May 1, 2015 Promissory Note	100,000	100,000
BOCO June 26, 2015 Line of Credit	109,346	109,346
BOCO March 22, 2016 Promissory Note	125,000	-
BOCO April 12, 2016 Line of Credit	640,000	-
Dessi December 17, 2013, Promissory Note	1,000,000	1,000,000
Andres Promissory Notes	200,000	200,000
SUBTOTAL	6,026,461	5,461,461
Debt Discount	(657,210)	(469,237)
TOTAL	$5,369,251	$4,992,224

NOTE 8. EQUITY TRANSACTIONS

Dividends Issued on Series A Convertible Preferred Stock

On August 1, 2013 the Company issued 12,100 shares of Series A. Convertible Preferred Stock (“Preferred Stock”) for $50.00 per share and each share is convertible into 50 WestMountain Gold common shares at the holders’ option.  In addition the preferred stockholders receive an annual dividend of 10% payable semi-annually, which at the Company’s discretion, may be paid in the Company’s common shares.  During the three ended July 31, 2016, the Company issued 387,820 shares of common stock and recorded the dividends at par value.

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

Each Share purchased also includes 3.25 warrants, each for the purchase of an additional Share at a purchase price of seven cents ($0.07) per Share (each a “Warrant” and, collectively, the “Warrants”), exercisable on or before the date that is seven (7) years from the date of issuance thereof pursuant to those certain Warrant for the Purchase of Common Stock of WestMountain Gold, Inc. forms (the “Warrant Forms”).  A total of thirty-nine million (39,000,000) Warrants were sold by the Company as a result of this transaction.

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

Joseph C. Zimlich is the President of the Managing Member of BOCO.  As of the date of this Quarterly Report, BOCO is, or has rights to become, the beneficial owner of approximately 55.5% of the issued and outstanding shares of the Company’s common stock and is the primary creditor of the Company.

The preceding descriptions of the Purchase Agreements and the Warrant Forms are incomplete and qualified in their entirety by reference to the complete text of the Purchase Agreements and the Warrant Forms, respectively, forms of which were attached as Exhibits to a previously filed Quarterly Report of the Company.  The Purchase Agreements and the Warrant Forms for each of the Investors are substantially identical but for the amounts of the investment and number of Shares and Warrants issued.

The Company engaged a valuation firm to assist in the valuation of the June 17, 2016 equity investment transaction. The valuation considered the income, market, and cost approaches in determining the fair value of the shares. The valuation found that the fair value of the Company’s Common Stock shares is de minimis due to the uncertainty in the Company’s ability to develop the resources and the significant doubt of the ability of the Company to continue as a going concern. Additionally, as a result of the valuation, the Company recorded an impairment to the mining claim asset. The de minimis dollar fair value impacted the valuation of the common stock issued as preferred stock dividends and the common stock options that were granted during the three months ended July 31, 2016, to reflect the Company’s Common Stock fair value of de minimis.

The transactions described above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

A summary of the warrants issued and outstanding as of July 31, 2016 is as follows:

	July 31, 2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,838,084	$1.235
Issued	39,000,000	0.07
Exercised	-	-
Forfeited	-	-
Expired	(1,771,334)	1.302
Outstanding at end of period	40,066,750	$0.092
Exercisable at end of period	40,066,750

	July 31, 2016
	Weighted Average Remaining Life	Weighted Average Exercise Price

Number of Warrants			Shares Exercisable
39,000,000	6.88	$0.07	39,000,000
230,000	2.67	$0.25	230,000
200,000	2.61	$0.50	200,000
78,000	4.73	$0.75	78,000
10,000	0.58	$0.88	10,000
150,000	1.52	$1.00	150,000
398,750	0.79	$1.50	398,750
40,066,750	1.82	$0.927	40,066,750

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

On July 6, 2015, the Company cancelled the existing options granted to James W. Creamer, CFO, pursuant to his employment agreement, and issued 1,000,000 options to him to purchase shares of our common stock at $0.12 per share for a period of approximately 6.25 years.  500,000 of the options vested immediately and 250,000 options vest on each of September 8, 2015 and September 8, 2016.  The transaction was treated as a modification of the terms to the initial grant.  In accordance with ASC 718 the incremental fair value of the new options was calculated and compared to the current fair value of the original grant using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 6.25 years, expected volatility of 148.3%, risk-free rate of 2.00% and no dividend yield.  The incremental value of $6,849 is being expensed over the remaining vesting period of the options in addition to the expense schedule of the existing options, which was adjusted for the new vesting schedule.  The Company recognized $93,294 in option expense for the nine months ended July 31, 2016.

On May 3, 2016, the Company issued 7,250,000 options to five employees to purchase shares in our common stock at $0.10 per share for a period of 7 years.  25% of the options vested immediately upon their issuance and 25% will vest each subsequent year. On the date of the grant, the Company valued the options at $0 using the Black-Scholes option pricing model with the following assumptions: estimated fair value of the stock of $0, expected life of the options of 7 years, expected volatility of 126.15%, risk-free rate of 1.57% and no dividend yield, and the value of the options are being expensed over the vesting period.

A summary of the options issued and outstanding as of July 31, 2016 is as follows:

	July 31, 2016
		Weighted Average Exercise Price

	Shares
Outstanding at beginning of period	1,000,000	$0.12
Issued	7,250,000	0.102
Exercised	-	-
Forfeited	-	0.50
Expired	-	-
Outstanding at end of period	8,250,000	$0.102
Exercisable at end of period	2,562,500	0.106

	July 31, 2016
	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable

Number of Options

1,000,000	5.33	$0.12	750,000
7,250,000	6.76	0.10	1,812,500
8,250,000	6.56	$0.106	2,562,500

NOTE 9. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, including default conditions on outstanding debt, there are no pending legal proceedings or unasserted claims against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.  However, due to the Company’s various obligations and recent events adversely affecting the Company’s ability to generate revenue or raise capital, there is substantial doubt about the Company’s ability to continue as a going concern (see Note 2, Going Concern, for further discussion).

EMPLOYMENT AGREEMENTS

On September 15, 2014, the Company signed an Employment Agreement with James W. Creamer III and appointed him as Chief Financial Officer.  Under the terms of the agreement, Mr. Creamer’s salary will be $96,000 per year and is eligible for annual bonuses and incentive plans determined by the Company’s Compensation Committee.  Mr. Creamer was also granted 1,000,000 options to purchase the Company’s common stock for $0.50 per share for a period of seven years.  250,000 of the options vested immediately and 250,000 options shall vest on each of the first, second and third anniversaries of employment.  On July 6, 2015, the Company cancelled the existing options and issued 1,000,000 options to an employee to purchase shares of our common stock at $0.12 per share for a period of approximately 6.25 years.  500,000 of the options vested immediately and 250,000 options vest on each of September 8, 2015 and September 8, 2016.  The transaction was treated as a modification of the terms to the initial grant (See Note 8).  Mr. Creamer resigned from his positions with the Company on October 28, 2016.  As a result of Mr. Creamer’s resignation, the Employment Agreement was terminated.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years ended October 31,	Total

2016	$39,372
2017	$46,382
2018	$12,000
2019	$12,000
Total	$109,754

NOTE 10. SUBSEQUENT EVENTS

Promissory Notes

On August 11, 2016, the Company and BOCO entered into a Second Amendment To Secured Promissory Note (the “BOCO Amendment”) amending the Secured Promissory Note in the amount of up to six hundred forty thousand dollars ($640,000) entered into by the Company and BOCO on April 12, 2016, as amended by the Modification Agreement (collectively, the “Note”).

The BOCO Amendment increases the maximum amount of the line of credit from six hundred forty thousand dollars ($640,000) to one million dollars ($1,000,000).  All other terms of the Note remain unchanged, including interest continuing to accrue at 5% per annum and the maturity date remaining October 31, 2018.  Since August 11, 2016, the Company has received additional advances in the aggregate amount of two hundred twenty-five thousand dollars ($225,000) from BOCO out of the increased credit line under to the terms of the BOCO Amendment and Note.

Brian Klemsz, Richard Bloom (either directly or through an affiliate), and James W Creamer III, the directors of the Company (Mr. Creamer resigned from the Company on October 28, 2016), had collectively committed to provide bridge loans to the Company in the aggregate amount of up to one hundred sixty thousand dollars ($160,000).  This commitment was provided, in part, as consideration for the BOCO Amendment.  The directors advanced a total of eighty thousand dollars ($80,000) to the Company pursuant to promissory notes dated August 3, 2016 (collectively, the “Director Notes”), accruing 5% interest and a maturity date of August 31, 2016.  The directors advanced funds in the following amounts (individually, unless otherwise specified): Brian Klemsz $30,000; Bloom Family Investments Limited Partnership (Richard Bloom is a manager of Bloom Family Management LLC, its general partner) $25,000; and James W Creamer III $25,000.  The proceeds from the Director Notes and the BOCO Amendment have been used to finance the Company’s immediate operational expenses.  These borrowings were necessitated by unexpected delays in revenue generation caused by operational problems at the Company’s Terra camp.  The Company repaid the Director Notes in full, plus interest on September 1, 2016, in the amounts of $30,115.07 to Mr. Klemsz, $25,095.89 to Bloom Family Investments Limited Partnership, and $25,095.89 to Mr. Creamer.

On November 18, 2016, the Company and BOCO entered into a Secured Promissory Note in the principal amount of $172,520 (the “November 2016 Note”).  The November 2016 Note accrues interest at 8% per annum and is due in full on November 17, 2017.  The funds were used to pay fees to maintain the Company’s claims at the TMC project.

As of the date of this Quarterly Report, BOCO is, or has rights to become, the beneficial owner of approximately 55.5% of the issued and outstanding shares of the Company’s common stock and is the primary creditor of the Company, and each of Richard Bloom (either directly or through an affiliate such as, Bloom Family Investments Limited Partnership (Richard Bloom is a manager of Bloom Family Management LLC, its general partner)), and Brian Klemsz is, or has rights to become, the beneficial owner of greater than 10% of the issued and outstanding shares of the Company’s common stock.  At the time of the execution of the Director Notes, James W. Creamer III was also the Chief Financial Officer of the Company (until his resignation on October 28, 2016).

The preceding descriptions of the BOCO Amendment, the Note, the Modification Agreement, the Director Notes, and the November 2016 Note are incomplete and qualified in their entirety by reference to the complete text of the BOCO Amendment, the Note, the Modification Agreement, and the Director Notes, respectively, all of which were attached as Exhibits to previously filed reporting documents of the Company and, the November 2016 Note, which is attached as an Exhibit to this Quarterly Report.

Default on Promissory Notes

The Company is currently in default under the promissory notes held by BOCO under the terms of each such promissory note and of the Modification Agreement (as described above in Note 7, Promissory Notes) for failure to make payments when due (as of November 15, 2016).  BOCO has not made a demand for payment or otherwise indicated an intent to initiate foreclosure activities as of the date of this Quarterly Report.  The Company currently has insufficient funds to pay any amount on the BOCO promissory notes and will need to raise capital through the issuance of equity and/or debt as the principal source of liquidity to make such payments.  The Company is considering all avenues with regard to satisfying its obligations under the promissory notes.  Since our ability to raise additional capital will be affected by many factors, most of which are not within our control (including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on February 16, 2016), no assurance can be given that the Company will in fact be able to raise the required capital in a timely manner or that the proposed terms of any such financing will be favorable or acceptable to the Company.  If we are unsuccessful in obtaining or agreeing to financing, the Company may be forced to discontinue all operations and will fail, which will likely result in the Company’s shareholders losing their entire investment.  Accordingly, there is a substantial doubt about the Company’s ability to continue as a going concern.

Slough Event

WestMountain Gold, Inc. (the “Company”) recently experienced a significant slough event at its mining property located in Alaska (referred to in our prior periodic filings as the “TMC Project” or “Terra”).  The slough event occurred sometime between the evening hours of September 1, 2016, and the early afternoon hours of September 2, 2016, in the area of the TMC Project where the Company was conducting bulk surface sampling operations.  No injuries were reported and no equipment was lost or damaged as a result of the significant slough event due to the Company taking safety precautions to evacuate that area after earlier minor slough events.  However, the slough event caused approximately 25,000 tons of rock material to completely cover the main vein in the bulk surface sampling area.

Due to the extensive coverage and ongoing safety concerns in this area caused by the slough event, the Company ceased all surface bulk sampling operations at the TMC Project and believes it is likely that the surface bulk sampling operations at the TMC Project will remain closed permanently.  The Company’s strategy had been to use cash flow generated from its surface bulk sampling operations to help fund the expansion of resources and the pursuit of underground mining development at the TMC Project.  If surface bulk sampling operations remain closed permanently or for any extended period of time, the Company will be forced to change its business plan, which may include implementing underground mining development sooner than expected and relying solely on that underground mining development to exploit the TMC Project and generate revenues.  Additionally, in the absence of expected revenues from surface bulk sampling operations, the Company believes it will be necessary to raise more equity or debt financing than originally planned to commence underground mining development.  We expect the build out of such operations would cost a minimum of $3,000,000 to $5,000,000 and that commencement of underground development could occur no earlier than June 2017.  Accordingly, the Company will likely remain in the exploration stage of its mining operations longer than originally anticipated.

The Company’s 2016 Operations Plan (the “2016 Operations Plan”; included as an Exhibit to the Company’s Current Report on Form 8-K dated January 29, 2016) relied on revenue expected to be generated almost exclusively from our surface bulk sampling operations at the TMC Project to fund our operational costs for the 2016 season and other upcoming obligations.  Prior to the slough event, we excavated approximately 1,357 tons of vein material from our surface bulk sampling operations (compared to 2,250 to 2,500 tons that we expected to mine from the surface sampling operations for the entire 2016 season).  To date, we have processed approximately 890 tons of vein material (including vein material remaining from the 2015 season) and have an estimated additional 1,470 tons of vein material that has yet to be processed.  Even if we are able to process the estimated remaining 1,470 tons of vein material, our total processed tonnage will fall well short of the 3,600 tons projected in the 2016 Operations Plan.  Due to the decrease in actual excavated vein material compared to expected excavated vein material caused by the slough event, actual revenues for the 2016 season will fall well short of the Company’s projections set forth in the 2016 Operations Plan.

As a result of the expected reduced revenue caused by the slough event, the Company will most likely be unable to fund future operational costs, including planning and commencement of any potential underground mining development.  Additionally, we will likely be unable to meet certain loan obligations that come due in 2016 and are secured by the assets of the Company (a full description of the Company’s outstanding loans may be found in Note 7, Promissory Notes).  Failure to pay the loan obligations when they come due may result in the lenders accelerating all amounts due and foreclosing on the assets of the Company to satisfy the balances.  If foreclosure occurs, it will likely result in the Company’s shareholders losing their entire investment.

With the complete cessation of surface bulk sampling operations at the TMC Project, and no immediate prospects for alternative surface bulk sample operations, the Company’s potential revenue stream is limited to the remaining vein material that has already been excavated and is either currently in process or waiting to be processed.  Because the Company expects this revenue will be insufficient to fund our current and future operational expenses and obligations, the Company is currently assessing its options.  It is likely that the Company will need to raise additional new capital through the issuance of equity and/or debt in the near term to fund our loan obligations and continue operations, in addition to the capital that would need to be raised for the commencement of underground mining development at the TMC Project.  Since our ability to raise additional capital will be affected by many factors, most of which are not within our control (including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on February 16, 2016), no assurance can be given that the Company will in fact be able to raise the required capital in a timely manner or that the proposed terms of any such financing will be favorable or acceptable to the Company.  If we are unsuccessful in obtaining or agreeing to financing, the Company may be forced to discontinue all operations and will fail, which will likely result in the Company’s shareholders losing their entire investment.

Notice of Violation from Alaska Department of Natural Resources

On October 28, 2016, we received a Notice of Violation correspondence (together with follow up correspondence from ADNR received December 13, 2016, the “Notice of Violation”) from the Alaska Department of Natural Resources (“ADNR”) (the Notice of Violation was addressed to our wholly owned subsidiary, Terra Gold Corporation, which holds the Miscellaneous Land Use Permit (“MLUP”) pursuant to which we operate at the TMC Project).  The Notice of Violation was issued pursuant to a July 29, 2016, ADNR site visit inspection at the TMC Project (the “Site Visit”).

The Notice of Violation cited several significant observations made by ADNR representatives during the Site Visit that required the Company to take corrective action.  Failure to take all corrective action required by the Notice of Violation could result in revocation of the MLUP, which would require us to vacate the TMC Project.  In response to the Notice of Violation, the Company took corrective action.

The Alaska Department of Natural Resources recently notified the Company that we must provide a performance guarantee bond related to reclamation and rehabilitation work required at the TMC Project.  The Company must provide the performance guarantee in the approximate amount of $1,224,140 no later than February 2, 2017.  While the Company believes that its assets are not sufficient to satisfy the performance guarantee bond and we will likely need to raise capital through the issuance of equity and/or debt as the principal source of liquidity to satisfy the performance guarantee bond, BOCO has agreed to temporarily provide the performance guarantee bond on behalf of the Company. (see Note 1, Business, for additional discussion). In a correspondence from ADNR dated February 9, 2017, the Company received confirmation that it has satisfied all of the requirements set forth in the Notice of Violation.

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

TMC’s wholly owned subsidiary, Terra Gold Corporation (“TGC”), is currently focused on exploration and bulk sampling on mineral production from mineralized material at a high-grade gold system called the “TMC project” in the state of Alaska. The TMC project consists of 339 Alaska state mining claims plus an additional 5 unpatented lode mining claims held under lease (subject to a 3-4% NSR royalty to the lessor, dependent upon the gold price) covering 223 square kilometers (22,300 hectares). The property is centered on an 8-km-long (800 hectares) trend of high-grade gold vein occurrences.  All government permits and reclamation plans for continued exploration through 2019 were renewed in 2015.  On November 18, 2016, we paid a total of $172,520 in fees to maintain the Terra claims from September 2016 through September 2017.   The property lies approximately 200 km (20,000 hectares) west-northwest of Anchorage and is accessible via helicopter or fixed-wing aircraft.  The property has haul roads, a mill facility and adjoining camp infrastructure, a tailings pond and other infrastructure.  The remote camp is powered by diesel powered generators and water is supplied to the mill by spring fed sources and year round water well.

Outcropping gold veins were first discovered at Terra in the late 1990's by Kennecott Exploration.  The claims were transferred to Mr. Ben Porterfield in 2000. AngloGold Ashanti (USA) Exploration Inc. optioned these claims in 2005 and staked additional claims in the vicinity.  Initial detailed soil and rock surveys were conducted at Terra that same year with results leading to the definition of an initial zone of high-grade gold veins over a 2.5 km (250 hectares) strike length.  AngloGold followed up with a discovery drill program of 12 holes and collected a total of approximately 1,108 rock, soil and stream samples on the property in 2005.  AngloGold sold the TMC project to International Tower Hill Mines Ltd. ("ITH"), in 2006 pursuant to an Asset Purchase Agreement, where the property was then held by Raven Gold Alaska, Inc., a subsidiary of ITH. ITH drilled a total of 18 holes in drillings operations it conducted in 2006 and 2007.

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

(b)                 Material Transactions and Other Significant Business Transactions Overview

The Company entered into the following business transactions that we consider significant during the three months ended July 31, 2016.

BOCO Debt Restructure

On June 22, 2016 (the “Effective Date”), the Company and BOCO entered into and closed a Loan and Note Modification Agreement (the “Modification Agreement”) to resolve the default and restructure the debt due under all promissory notes made by the Company in favor of BOCO (listed below, collectively, the “Notes”):

•	September 17, 2012, Amended and Restated Secured Convertible Promissory Note in the principal amount of $1,852,115 (the “September 2012 Note”);

•	May 7, 2013, Promissory Note in the principal amount of $500,000 (the “May 2013 Note”);

•	June 27, 2013, Promissory Note in the principal amount of $500,000 (the “June 2013 Note”);

•	February 14, 2014, Secured Promissory Note in the principal amount of $1,000,000 (the “February 2014 Note”);

•	May 23, 2014, Secured Convertible Promissory Note in the principal amount of $100,000 (the “May 2014 Note”);

•	June 9, 2014, Secured Convertible Promissory Note in the principal amount of $100,000 (the “June 2014 Note”);

•	May 1, 2015, Promissory Note in the principal amount of $100,000 (the “May 2015 Note”);

•	June 26, 2015, Secured Promissory Note in the principal amount of $109,346.31 (the “June 2015 Note”);

•	March 22, 2016, Secured Promissory Note in the principal amount of $125,000 (the “March 2016 Note”); and

•	April 12, 2016, Secured Promissory Note in the principal amount of $531,317 (the “April 2016 Note”).

Prior to the Effective Date, the Notes were in default due to non-payment and were accruing interest at the respective default rates set forth in the Notes (ranging from 18% to 45%).  At that time, the total amount due under the Notes immediately prior to entering into the Modification Agreement was approximately, $5,879,797.

Pursuant to the Modification Agreement, BOCO waived all current defaults and default interest due on the Notes.  Additionally, BOCO converted all outstanding principal and interest due under the May 2014 Note and June 2014 Note, totaling $217,956, into 1,816,296 shares of the Company’s common stock, par value $0.001, at a conversion rate of $0.12 per share.  As a result of the conversion, the May 2014 Note and June 2014 Note were canceled.

Furthermore, pursuant to the Modification Agreement, the base interest rate was decreased from 8% to 5% as of the Effective Date on the following Notes: the May 2013 Note, the June 2013 Note, the February 2014 Note, the May 2015 Note, the June 2015 Note, the March 2016 Note, and the April 2016 Note.  The base interest rate of the September 2012 Note (collectively with the May 2013 Note, the June 2013 Note, the February 2014 Note, the May 2015 Note, the June 2015 Note, the March 2016 Note, and the April 2016 Note, the “Remaining Notes”) remains at 8% per annum.  With respect to the Remaining Notes, in the event of a default under the Modification Agreement, any of the Remaining Notes or agreements related thereto, the default interest rate was adjusted to the maximum interest rate allowable under Colorado law.  As of the Effective Date, the Remaining Notes will accrue interest at their respective base interest rates.

Additionally, the Modification Agreement extended the maturity date of the following Notes to December 15, 2018: the May 2013 Note, the June 2013 Note, the May 2015 Note, the June 2015 Note, and the March 2016 Note.  The maturity date for the other Remaining Notes remains unchanged, as follows: the September 2012 Note due on November 15, 2017, the February 2014 Note due on November 15, 2016, and the April 2016 Note due on October 31, 2018.

The Remaining Notes continue to be secured by the assets of the Company pursuant to the Security Agreement entered into by the Company and BOCO dated June 27, 2013, and the Security and Inter-Creditor Agreement entered into by the Company and BOCO dated May 15, 2015 (collectively, the “Security Agreements”).  Furthermore, BOCO retains certain protective and oversight rights over Company operations and requires the Company to maintain covenants that are substantially similar to the protective and oversight rights and covenants contained in the prior 2015 Loan and Note Modification Agreement.

As part of the Modification Agreement, the Company appointed Richard Bloom and Brian Klemsz as directors of the Company to serve until the next election of directors.

As of the date of this Quarterly Report, BOCO is, or has rights to become, the beneficial owner of approximately 55.5% of the issued and outstanding shares of the Company’s common stock and is the primary creditor of the Company.

The preceding descriptions of the Modification Agreement, the Notes and the Security Agreements are incomplete and qualified in their entirety by reference to the complete text of the Modification Agreement, the Notes and the Security Agreements, respectively, which were attached as Exhibits to previously filed reporting documents of the Company.

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

We are currently considered an exploration stage company under SEC criteria because it has not demonstrated the existence of proven or probable reserves at the TMC project.  Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and exploration expenditures, have been expensed as incurred and therefore do not appear as assets on our balance sheet.  Due to the adverse effect of the recent slough event on our operations and ability to effectively exploit the TMC project, we are currently assessing our operational options and are unsure whether construction expenditures, underground mine exploration and capital improvements will continue in the foreseeable future. We expect to remain as an exploration stage company for the foreseeable future. We do not exit the exploration stage until such time that we demonstrate the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine exploration and construction will continue to be expensed as incurred.

In light of the recent slough event at the TMC Project, as well as other significant events that adversely affect the Company’s capabilities to raise capital and commence operations (as further discussed above and in Notes 1, Business, and 10, Subsequent Events, to the accompanying financial statements) many of the existing plans and expectations of the Company’s management are unlikely to be realized and the Company is currently evaluating its business plan and options for alternative revenue generating operations.  Our analysis may result in a change of the Company’s current business plan from what is described in this Item 2 (and the descriptions of our business in reports previously filed by the Company), including the possible acceleration of implementing underground mining development and capital raising to fund those activities (as further discussed in Note 10 to the accompanying financial statements, Subsequent Events).  Due to the slough event, we have ceased operations at the TMC project and have not yet determined whether we will be able to recommence operations there in the coming season.

Moreover, we expect that we will need to raise additional funds to respond to our immediate obligations and if we decide to pursue recommencing operations at the TMC project, more rapid underground mining expansion, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. However, in light of the recent developments for the Company, including, among other factors, the slough event, the impairment of mining claims, and requirement of a substantial performance guarantee by Alaska Department of Natural Resources (see Notes 1, Business, and 10, Subsequent Events, to the accompanying financial statements for a more detailed discussion of these factors and events), the Company is considering all avenues with regard to our ability to satisfy the performance guarantee and our loans and other outstanding obligations, as well as potential future operations.  Since our ability to raise additional capital will be affected by many factors, most of which are not within our control (including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on February 16, 2016), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

In addition to the challenges discussed above, we are exposed to various risks related to the volatility of the price of gold, our need for additional financing, our joint venture agreements, our reserve estimates, operating as a going concern, unique difficulties and uncertainties in mining exploration ventures, and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in this report and the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on February 16, 2016.

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

Comparison of Three Months Ended July 31, 2016, to Three Months Ended July 31, 2015

REVENUE

Revenue for the three months ended July 31, 2016, decreased $177,435 to $100,524 as compared to $277,959 for the three months ended July 31, 2015.  The Company’s 2016 season operations commenced during the three months ended July 31, 2016, however we experienced various operational problems at the beginning of the season which delayed our revenue generating activities at the TMC Project.  Due to these operational problems and corresponding delay in commencement of revenue generating activities, revenue dropped substantially for the three months ended July 31, 2016, as compared to the three months ended July 31, 2015.  Because of the seasonality of the Company’s operations, revenue during the quarters ended July 31 are expected to be minimal until we are able to commence year-round operations.

As of July 31, 2016, the Company had ore inventory valued at $1,411,063.

COST OF SALES

Cost of sales for the three months ended July 31, 2016, decreased $118,482 to $45,073 as compared to $163,555 for the three months ended July 31, 2015.  This decrease is primarily related to the lower revenues during the three months ended July 31, 2016, compared to the three months ended July 31, 2015.

EXPENSES

Selling, general and administrative expenses for the three months ended July 31, 2016, decreased $98,493 to $227,585 as compared to $326,078 for the three months ended July 31, 2015.  Such expenses for the three months ended July 31, 2016, and 2015 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs.  The main decrease was due to the options granted in May 2016 being valued at de minimis.

NET LOSS

Net loss for the three months ended July 31, 2016, was $2,673,866 as compared to a net loss of $815,889 for the three months ended July 31, 2015. The main variance is associated with an increase in interest expense, impairment of the mining claims, and decrease in gross profit partially offset by a gain on the change to the Company derivative liabilities.

Comparison of Nine Months Ended July 31, 2016, to Nine Months Ended July 31, 2015

REVENUE

Revenue for the nine months ended July 31, 2016, decreased $839,895 to $169,609 as compared to $1,009,504 for the nine months ended July 31, 2015.  During the fiscal year ended October 31, 2014, we were unable to sell all gold processed as a result of the 2014 season.  This unsold gold was subsequently sold during the nine months ended July 31, 2015, generating higher than normal revenue for that period.  During 2015, we improved our gold sale process and were able to sell all of our gold bullion inventory for the 2015 season during the fiscal year ended October 31, 2015.  Additionally, we experienced various operational problems at the beginning of the 2016 season which delayed our revenue generating activities at the TMC Project during the three months ended July 31, 2016.  Due to the process improvements made during 2015 and the operational issues experienced during the three months ended July 31, 2016, revenue dropped substantially for the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015.  Because of the seasonality of the Company’s operations, revenue during the nine month periods ended July 31 are expected to be minimal until we are able to commence year-round operations.

As of July 31, 2016, the Company had ore inventory valued at $1,411,063.

COST OF SALES

Cost of sales for the nine months ended July 31, 2016, decreased $720,302 to $45,073 as compared to $765,375 for the nine months ended July 31, 2015.  This decrease was attributable the fact that some of the sales for the nine months ended July 31, 2016, were the result of reprocessing ore concentrates for which the costs were accounted for during the original milling process.  The cost of sales for the nine months ended July 31, 2015, was the result of high amounts of unsold gold from the 2014 season due to poor gold sales processes (which were subsequently improved during the 2015 season).

EXPENSES

Selling, general and administrative expenses for the nine months ended July 31, 2016, increased $123,466 to $894,452 as compared to $770,986 for the nine months ended July 31, 2015.  Such expenses for the nine months ended July 31, 2016, and 2015 consisted primarily of employee and independent contractor expenses, expenses related to share and warrant issuances, rent, audit, overhead, amortization and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs. The main decrease was due to the options granted in May 2016 being valued at de minimis.

NET LOSS

Net loss for the nine months ended July 31, 2016, was $3,650,843 as compared to a net loss of $1,137,871 for the nine months ended July 31, 2015. The net loss for the nine months ended July 31, 2016, included $2,052,703 of non-cash expenses comprised of $93,294 in expenses related to stock option expense, $181,029 related to depreciation and amortization of fixed assets, $175,926 related to the amortization of debt discount, $16,337 related to accretion expense, $2,446,458 related to the impairment of the Company mining claims, $867,557 gain on our derivative liability, and $7,216 other expense. The net loss for the nine months ended July 31, 2015, included $44,170 of non-cash expenses comprised of $355,887 gain on derivative liability, $218,970 of stock option expense, $135,566 related to depreciation and amortization of fixed assets, $45,568 related to amortization of debt discount, and $47 gain on forward contract.

The increase in net loss was due to a combination of an increase in interest expense, impairment of the mining claims, and decrease in gross profit partially offset by a gain on the change to the Company derivative liabilities.  As discussed above, any expectation of the Company’s ability to maintain stable operating expenses or grow revenue moving forward will likely be adversely affected by the slough event that occurred at the TMC Project in September 2016 and any potential changes to the Company’s business plan as a result of the slough event (see Note 10 to the accompanying financial statements, Subsequent Events).

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2016, we had a working capital deficit of approximately $6,485,746.  We had a cash balance of $7,543, prepaid expenses of $62,132, and ore inventory of $1,411,063 offset by current liabilities of $7,966,484.  Current liabilities consisted of a forward contract of $250,761, promissory notes and line of credit of $5,369,251, accumulated interest of $655,343, and accounts payable and accrued expenses of $1,691,129 as of July 31, 2016.

Over the course of the last two years, the Company was in default on several occasions with respect to all of its outstanding debt, including approximately $4.9 million of debt to BOCO, our largest creditor and majority shareholder.  During the initial default, these notes had default interest rates of 18% and 45%. During 2015, the Company engaged BOCO and our other creditors to restructure our debt as it existed at the time so as to allow the Company to focus on execution of its business plan and put us on a path to repay our debts over a reasonable amount of time. We entered into a Loan and Note Modification Agreement (the “2015 Loan Modification Agreement”) with our directors, BOCO, and two other creditors on May 26, 2015 (see Note 1 to the accompanying financial statements, Business, for more details).

On December 15, 2015, the Company again defaulted on the notes subject to the 2015 Loan Modification Agreement due to non-payment.  As of the date of this default, the notes payable to BOCO accrued interest at various default interest rates of 18% per annum, 20% per annum, and 45% per annum.  In May 2016, the Company received from BOCO a notice of default and demand for immediate payment in full of the notes and subsequently engaged BOCO to resolve the matter.  On June 22, 2016, the Company and BOCO entered into and closed the Modification Agreement (as described more fully in part (b) of this Item 2, “Material Transactions and Other Significant Business Transactions Overview”) to resolve the default and restructure the debt.  As of July 31, 2016, we have a total of $6,026,461 in outstanding principal (not inclusive of accrued interest) due to various parties pursuant to promissory notes (including $4,826,461 in principal due to BOCO).  The Company is again in default of these notes pursuant to the June 22, 2016 Modification Agreement due to failure to make a payment when it became due on November 15, 2016.  See Note 10 to the accompanying financial statements, Subsequent Events, for more details.

In the course of its start-up activities, the Company has sustained operating losses.  Expenses incurred from October 18, 2007, (date of inception) through July 31, 2016, relate primarily to the Company’s formation, general administrative activities, property acquisition, and limited operations.  Although our limited operations had begun to generate revenue, which provided some capital and liquidity for the Company, there can be no assurance if and when such revenue will be sufficient to fully support our operations in light of the slough event that ceased our operations.  Therefore, we will need to continue raising of capital through the issuance of equity and/or debt as our principal source of liquidity over the next several years to fund recommencing of operations and growth.  The Company had planned to raise funds for each step of the project in an effort to reduce the cost of capital as compared to trying to raise all the anticipated capital at once up front.  However, in light of the recent developments for the Company, including, among other factors, the slough event, the impairment of mining claims, and requirement of a substantial performance guarantee by Alaska Department of Natural Resources (see Notes 1, Business, and 10, Subsequent Events, to the accompanying financial statements for a more detailed discussion of these factors and events) the Company is considering all avenues with regard to our ability to satisfy the performance guarantee and our loans and other outstanding obligations.  Since our ability to raise additional capital will be affected by many factors, most of which are not within our control (including the “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on February 16, 2016), no assurance can be given that WMTN will in fact be able to raise the additional capital as it is needed.

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

In light of the recent slough event at the TMC Project, as well as other significant events that adversely affect the Company’s capabilities to raise capital and commence operations (see Notes 1, Business, and 10, Subsequent Events, to the accompanying financial statements for a more detailed discussion of these factors and events, many of the existing plans and expectations of the Company’s management (as described above) are unlikely to be realized. The Company is currently evaluating its options for alternative revenue generating operations and addressing our significant liabilities.  These evaluations may result in a change of the Company’s current business plan from what is described in this Item 2 (and the descriptions of our business in reports previously filed by the Company), including the possible acceleration of implementing underground mining development and capital raising to fund those activities (as further discussed in Note 10 to the accompanying financial statements, Subsequent Events), or pursuing other strategic restructuring negotiations or strategies.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended July 31, 2016, was $1,321,167. This amount was primarily related to accrued interest of $884,987, accounts payable and accrued liabilities of $415,345 and non-cash expenses of $2,052,703; offset by the net loss of $3,650,843, decreases in accounts payable and accrued liabilities-related parties of $11,300, an increase in prepaid expenses of $35,428, an increase in prepaid royalties of $125,000, and an increase in inventory of $851,631. Non-cash expenses of $2,052,703 comprised of $2,446,458 expenses related to impairment of the Company’s mining claims, $93,294 in expenses related to stock option expense, $181,029 related to depreciation and amortization of fixed assets, $175,926 related to the amortization of debt discount, $16,337 related to accretion expense, $867,557 gain on our derivative liability, and $7,217 other expense. Net cash used in operating activities for the nine months ended July 31, 2015, was $268,088.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended July 31, 2016 was $179,702. The Company purchased some heavy equipment in the amount of $179,702. Net cash used in investing activities for the nine months ended July 31, 2015 was $48,246.

NET CASH PROVIDED BY/ FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended July 31, 2016 was $1,125,000. This amount consisted of two debt transactions with BOCO Investments, a promissory note in the amount of $125,000 and a line of credit facility of $640,000. In a subsequent event, the Company received additional funding from other investors in the amount of $360,000 (See Note 10 to the accompanying financial statements, Subsequent Events for a discussion of this transaction). Net cash provided by financing activities during the nine months ended July 31, 2015 was $372,711. This amount consisted of three debit transactions with BOCO Investments, a promissory note in the amount of $100,000, funding from a line of credit in the amount of $58,380, and the exercise of warrants in the amount of $264,331. The remaining $50,000 was related to a payment on the forward contract.

Our unaudited contractual cash obligations as of July 31, 2016, are summarized in the table below:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.  Bulk sampling operations to date have been de minimis therefore no amortization has been recorded.

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

Given the operational challenges encountered during the 2016 mining season to date and the valuation of the Company’s Common Stock (see Note 6, Certain Relations and Related Party Transactions), the Company engaged a valuation firm to assist in the valuation of the company’s common stock. The valuation concluded that the fair value of the Common Stock was de minimis, thus the Company concluded that the mining claims should also be recorded with a fair value of de minimis and accordingly recorded an impairment of the full value of the mining claims in the amount of $2,446,458 as of July 31, 2016.  Impairments recognized as of July 31, 2016 and October 31, 2015 are $2,446,458 and $0, respectively.

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

Metal and Other Inventory

Inventories may include unprocessed ore, doré and unsold gold and silver. All inventories, as of July 31, 2016 and October 31, 2015, are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Metal inventory costs include direct labor, materials, depreciation, as well as administrative overhead costs relating to mining activities.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of July 31, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to limited accounting and reporting personnel and a lack of segregation of duties due to limited financial resources and the size of our Company.  We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the assessment for the nine months ended July 31, 2016, management identified the following material weaknesses:

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

b) Changes In Internal Control Over Financial Reporting

During the nine months ended July 31, 2016, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 17, 2016, the Company entered into and closed an equity investment in the Company pursuant to certain Common Stock and Warrant Purchase Agreements (the “Purchase Agreements”) with certain accredited investors listed below (collectively, the “Investors”).  Pursuant to the Purchase Agreements, the Company sold twelve million (12,000,000) shares of its common stock, par value $0.001 (each a “Share” and, collectively, the “Shares”).  The Shares were sold at a purchase price of three cents ($0.03) per Share, for an aggregate purchase price of three hundred sixty thousand dollars ($360,000) (see Footnote 10-Subsequent Event, for further discussion of this transaction).

Each Share purchased also includes 3.25 warrants, each for the purchase of an additional Share at a purchase price of seven cents ($0.07) per Share (each a “Warrant” and, collectively, the “Warrants”), exercisable on or before the date that is seven (7) years from the date of issuance thereof pursuant to those certain Warrant for the Purchase of Common Stock of WestMountain Gold, Inc. forms (the “Warrant Forms”).  A total of thirty-nine million (39,000,000) Warrants were sold by the Company as a result of this transaction.

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

As a result of the transaction, each of Richard Bloom (directly and indirectly through Bloom Family Investments Limited Partnership (Richard Bloom is a manager of Bloom Family Management LLC, its general partner)), Brian Klemsz, and Joseph C. Zimlich is, or has rights to become, the beneficial owner of greater than 10% of the issued and outstanding shares of the Company’s common stock.

Joseph C. Zimlich is the President of the Managing Member of BOCO.  As of the date of this Quarterly Report, BOCO is, or has rights to become, the beneficial owner of approximately 55.5% of the issued and outstanding shares of the Company’s common stock and is the primary creditor of the Company (as discussed above, the Company is currently in default on all loans made by BOCO to the Company).

The preceding descriptions of the Purchase Agreements and the Warrant Forms are incomplete and qualified in their entirety by reference to the complete text of the Purchase Agreements and the Warrant Forms, respectively, forms of which were attached as Exhibits to previously filed reporting documents of the Company.

The transactions described above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the three months ended July 31, 2016, the TMC project was in production and as such, we were subject to regulation by MSHA under the Mine Act.

The TMC project had no health and safety violations, orders or citations under the Federal Mine Safety and Health Act of 1977, during the three months ended July 31, 2016 and the Company had no injuries or fatalities.  Additionally, during the three months ended July 31, 2016, and as of the date of the filing of this Annual Report, there are no pending legal actions involving the TMC project.  However, the Company received a Notice of Violation from Alaska Department of Natural Resources (“ADNR”) as a result of a site visit conducted by ADNR during the three months ended July 31, 2016 (see Note 10 to the accompany financial statements, Subsequent Events, for a full discussion of the Notice of Violation). The Company voluntarily submitted to the U.S. Department of Labor and the Mine Safety Health Administration courtesy copies of certain of its responses to the ADNR Notice of Violation.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
*3.1	Articles of Incorporation (Previously filed with Form SB-2 Registration Statement, January 2, 2008, as amended per the 8-K filed on Oct. 12, 2010).
*3.2	Articles of Amendment dated February 28, 2013 (Attached as an exhibit to the Company’s Form 8-K dated March 8, 2013 and filed with the SEC on March 12, 2013).
*3.3	Bylaws (Previously filed with Form SB-2 Registration Statement, January 2, 2008).
*3.4

Certificate of Designation of Rights, Preferences and Privileges of Series A Convertible Preferred Stock (Attached as an exhibit to the Company’s Form 8-K dated December 3, 2013 and filed with the SEC on December 6, 2013).

*4.1

WestMountain Gold, Inc. 2012 Stock Incentive Plan (Filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 31, 2013, and hereby incorporated by reference).

*10.1

Amended Porterfield Lease dated February 18, 2011 by and between Terra Gold Corp and Ben Porterfield (Attached as an Exhibit to the Company’s Form 10-K dated October 31, 2011 and filed with the SEC on December 20, 2011).

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

*10.21

Letter Agreement between Raven Gold Alaska, Inc. and Terra Gold Corporation dated February 12, 2014 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)

*10.22

Convertible Promissory Note between WestMountain Gold, Inc. and Dessi dated December 17, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)

*10.23

Purchase Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)

*10.24

Registration Rights Agreement between WestMountain Gold, Inc. and Lincoln Park Capital, LLC dated November 20,2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)

*10.25

Separation and Full Release of Claims Agreement between WestMountain Gold, Inc. and Mark Scott dated November 15, 2013 (Attached as an exhibit to the Company's Form 10-Q/A dated January 31, 2014 and filed with the SEC on March 26, 2014)

*10.26

Loan and Note Modification Agreement between WestMountain Gold, Inc and BOCO Investments, LLC dated April 15, 2014 (Attached as an exhibit to the Company's Form 8-K dated April 23, 2014 and file with the SEC on April 24, 2014)

*10.27

Amendment to Loan and Note Modification Agreement dated May 27, 2014 between WestMountain Gold, Inc. and BOCO Investments, LLC (Attached as an exhibit to the Company's Form 8-K dated June 2, 2014 and filed with the SEC on June 6, 2014)

*10.28

Employment Agreement between WestMountain Gold, Inc. and James W. Creamer III effective September 8, 2014, executed and formally excepted on  September 15, 2014 (Attached as an exhibit to the Company's Form 8-K dated September 15, 2014 and filed with the SEC on September 19, 2014)

*10.29

Loan and Note Modification Agreement by and among WestMountain Gold, Inc, BOCO Investments, LLC, Minex Exploration, Silver Verde May Mining Co., Dale L. Rasmussen and Michael Lavigne (Attached as an exhibit to the Company's Form 8-K dated May 26, 2015 and filed with the SEC on June 1, 2015)

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
*10.32

Form of Common Stock and Warrant Purchase Agreements between WestMountain Gold, Inc. and certain accredited investors dated June 17, 2016 (Attached as an exhibit to the Company's Form 10-Q dated and filed with the SEC on June 20, 2016)

*10.33

Form of Warrant for the Purchase of Common Stock of WestMountain Gold, Inc. issued by WestMountain Gold, Inc. to certain accredited investors dated June 17, 2016 (Attached as an exhibit to the Company's Form 10-Q dated and filed with the SEC on June 20, 2016)

*10.34

Loan and Note Modification Agreement effective June 22 2016, by and between WestMountain Gold, Inc. and BOCO Investments, LLC (Attached as an exhibit to the Company's Form 8-K dated and filed with the SEC on June 27, 2016)

*10.36

Form of Promissory Note dated August 3, 2016, by and between WestMountain Gold, Inc. and Brian Klemsz, Bloom Family Investments Limited Partnership, and James W. Creamer III (Attached as an exhibit to the Company's Form 8-K dated and filed with the SEC on August 18, 2016)

†10.37	Secured Promissory Note between WestMountain Gold, Inc. and BOCO Investments, LLC dated November 18, 2016
†10.38	Pledge Agreement by and among WestMountain Gold, Inc., Terra Gold Corporation and BOCO Investments, LLC dated January 31, 2017
†10.39

Deed of Trust, Security Agreement, Assignment of Production, Rents and Leasehold Interests, Financing Statement and Fixture Filing given by WestMountain Gold, Inc. and Terra Gold Corporation on behalf of Fidelity Title Company, as Trustee, and BOCO Investments, LLC dated January 31, 2017

*14.1	Code of Conduct & Ethics dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
*21.1	Subsidiaries (Attached as an exhibit to the Company’s Form 10-K dated October 31, 2013 and filed with the SEC on February 12, 2014).
†31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
‡32.1	Section 906 Certifications.
*99.1	Audit Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
*99.2	Compensation Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
*99.3	Nominations and Governance Committee Charter dated November 30, 2012. (Attached as an exhibit to the Company’s Form 8-K dated November 26, 2012 and filed with the SEC on November 30, 2012).
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

*	Included in previously filed reporting documents.
†	Filed herewith
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 15, 2017	WESTMOUNTAIN GOLD, INC.
(Registrant)

	By:	/s/ Gregory Schifrin
Gregory Schifrin Chief Executive Officer (Principal Executive Officer, Principal Financial Officer)